Form 10-Q
period 1996-06-29
BURLINGTON INDUSTRIES INC /DE/
filed 1996-07-30
CIK 870213

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 29, 1996

                              OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    1-10984


                    BURLINGTON INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


      Delaware                              56-1584586
(State or other juris-                  (I.R.S. Employer
 diction of incorpora-                  Identification No.)
 tion or organization)


    3330 West Friendly Avenue, Greensboro, North Carolina 27410
             (Address of principal executive offices)
                          (Zip Code)

                       (910) 379-2000
      (Registrant's telephone number, including area code)



        (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 17, 1996, there were outstanding 55,567,262 shares of Common Stock, par value $.01 per share, and 7,026,708 shares of Nonvoting Common Stock, par value $.01 per share, of the Registrant.

                         Part I - Financial Information
Item 1.   Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                    Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)




                                     Three      Three       Nine        Nine
                                     months     months     months      months
                                     ended      ended      ended       ended
                                    June 29,    July 1,   June 29,     July 1,
                                      1996       1995       1996        1995
                                   ---------  ---------  ----------  ----------
Net sales........................  $ 574,571  $ 581,983  $1,659,346  $1,680,242
Cost of sales....................    471,697    483,694   1,378,146   1,396,334
                                   ---------  ---------  ----------  ----------
Gross profit.....................    102,874     98,289     281,200     283,908
Selling, administrative and
  general expenses...............     41,433     39,855     124,281     123,241
Provision for doubtful accounts..      1,278      6,423       3,306      10,044
Amortization of goodwill.........      4,557      4,553      13,662      13,504
Loss on closing of division......     29,856          -      29,856           -
                                   ---------  ---------  ----------  ----------
Operating income before
  interest and taxes.............     25,750     47,458     110,095     137,119
Interest expense.................     16,111     14,547      49,033      42,133
Other expense (income) - net.....      6,813       (548)      6,740      (1,353)
                                   ---------  ---------  ----------  ----------
Income before income taxes.......      2,826     33,459      54,322      96,339
Income tax expense:
  Current........................     15,258      9,735      32,604      28,824
  Deferred.......................    (13,002)     4,228      (8,026)     12,993
                                   ---------  ---------  ----------  ----------
    Total income tax expense.....      2,256     13,963      24,578      41,817
                                   ---------  ---------  ----------  ----------
Income before
  extraordinary item.............        570     19,496      29,744      54,522
Extraordinary item:
  Loss from early
   extinguishment of debt, net
   of income tax benefit of
   $454 for the nine months
   ended June 29, 1996...........          -          -         697           -
                                   ---------  ---------  ----------  ----------
Net income.......................  $     570  $  19,496  $   29,047  $   54,522
                                   =========  =========  ==========  ==========

Average common shares
  outstanding....................     62,540     64,913      63,395      65,388

Net income per common share:
  Income before
   extraordinary item............  $    0.01  $    0.30  $     0.47  $     0.83
  Extraordinary item.............          -          -       (0.01)          -
                                   ---------  ---------  ----------  ----------
                                   $    0.01  $    0.30  $     0.46  $     0.83
                                   =========  =========  ==========  ==========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                         Consolidated Balance Sheets
                           (Amounts in thousands)

                                                      June 29,     September 30,
                                                        1996           1995
                                                    -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents.......................    $    13,052     $    10,507
Short-term investments..........................         22,400          22,821
Customer accounts receivable after deductions
  of $18,528 and $19,222 for the respective
  dates for doubtful accounts, discounts,
  returns and allowances........................        369,622         337,389
Sundry notes and accounts receivable............          7,438          17,245
Inventories.....................................        348,154         342,659
Prepaid expenses................................          2,888           2,216
                                                    -----------     -----------
     Total current assets.......................        763,554         732,837
Fixed assets, at cost:
Land and land improvements......................         34,594          34,499
Buildings.......................................        377,312         371,268
Machinery, fixtures and equipment...............        584,955         576,919
                                                    -----------     -----------
                                                        996,861         982,686
Less accumulated depreciation and amortization..        434,065         411,957
                                                    -----------     -----------
     Fixed assets - net.........................        562,796         570,729
Other assets:
Investments and receivables.....................         16,443          17,365
Intangibles and deferred charges................         30,352          31,910
Net assets held for sale........................          4,399           4,351
Excess of purchase cost over
 net assets acquired............................        561,664         574,539
                                                    -----------     -----------
     Total other assets.........................        612,858         628,165
                                                    -----------     -----------
                                                    $ 1,939,208     $ 1,931,731
                                                    ===========     ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings...........................    $     3,400     $       323
Long-term debt due currently....................          2,090          34,686
Accounts payable and accrued expenses...........        187,640         180,028
Income taxes payable............................         17,143           9,403
Deferred income taxes...........................         42,882          47,957
                                                    -----------     -----------
     Total current liabilities..................        253,155         272,397
Long-term liabilities:
Long-term debt..................................        921,325         878,005
Other...........................................         56,891          54,222
                                                    -----------     -----------
     Total long-term liabilities................        978,216         932,227
Deferred income taxes...........................        108,716         111,667
Shareholders' equity:
Common stock issued.............................            684             684
Capital in excess of par value..................        884,807         893,439
Accumulated deficit.............................       (204,858)       (233,905)
Currency translation adjustments................         (9,325)         (5,822)
                                                    -----------     -----------
                                                        671,308         654,396
Less unearned compensation......................           (874)         (2,492)
Less cost of common stock held in treasury......        (71,313)        (36,464)
                                                    -----------     -----------
     Total shareholders' equity.................        599,121         615,440
                                                    -----------     -----------
                                                    $ 1,939,208     $ 1,931,731
                                                    ===========     ===========

        BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
              Consolidated Statements of Cash Flows
          Increase (Decrease) in Cash and Cash Equivalents
                     (Amounts in thousands)




                                                           Nine          Nine
                                                          months        months
                                                          ended         ended
                                                         June 29,       July 1,
                                                           1996          1995
                                                        ----------    ---------
Cash flows from operating activities:
Net income.........................................     $   29,047    $  54,522
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of fixed assets..         50,305       48,637
    Provision for doubtful accounts................          3,306       10,044
    Amortization of intangibles....................         13,662       13,504
    Amortization of deferred debt expense..........          2,089        2,016
    Deferred income taxes..........................         (8,026)      12,993
    Non-cash compensation..........................          1,674        1,709
    Loss on disposal of assets and other expense...          7,633            -
    Loss from early extinguishment of debt.........          1,151            -
    Loss on closing of division....................         29,856            -
    Changes in assets and liabilities:
        Customer accounts receivable - net.........        (40,287)     (11,916)
        Sundry notes and accounts receivable.......          9,371       (2,260)
        Inventories................................         (9,260)     (33,054)
        Prepaid expenses...........................           (676)      (1,093)
        Accounts payable and accrued expenses......         (7,337)     (18,281)
    Payment of financing fees......................            (36)      (2,340)
    Change in interest payable.....................          5,896        2,205
    Change in income taxes payable.................          7,742       (3,394)
    Other..........................................         (6,669)       2,866
                                                        ----------    ---------
         Total adjustments.........................         60,394       21,636
                                                        ----------    ---------
Net cash provided by operating activities..........         89,441       76,158
                                                        ----------    ---------

Cash flows from investing activities:
Capital expenditures...............................        (58,748)     (76,519)
Payment for purchase of business,
  net of cash acquired.............................              -      (12,004)
Proceeds from sales of assets......................          4,420        2,629
Investment in joint venture........................         (1,350)           -
Change in investments..............................           (354)      (1,301)
                                                        ----------    ---------
Net cash used by investing activities..............        (56,032)     (87,195)
                                                        ----------    ---------

Cash flows from financing activities:
Net change in short-term borrowings................          3,125       51,366
Repayments of long-term debt.......................       (546,708)     (50,995)
Proceeds from issuance of long-term debt...........        557,325       35,958
Purchase of treasury stock.........................        (44,606)     (37,105)
                                                        ----------    ---------
Net cash used by financing activities..............        (30 864)        (776)
                                                        ----------    ---------

Net change in cash and cash equivalents............          2,545      (11,813)
Cash and cash equivalents at beginning of period...         10,507       21,511
                                                        ----------    ---------
Cash and cash equivalents at end of period.........     $   13,052    $   9,698
                                                        ==========    =========

            BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 Notes to Consolidated Financial Statements
           As of and for the nine months ended June 29, 1996



Note A.

     Effective January 1, 1995, the Company acquired the business and assets of The Bacova Guild, Ltd. and related companies ("Bacova"). Bacova, which is part of the Burlington Interior Furnishings Group, manufactures printed accent rugs and decorative mats and accessories. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Bacova are included in the Company's consolidated financial statements commencing on January 1, 1995.

Note B.

     With respect to interim quarterly financial data, which are unaudited, in the opinion of Management, all adjustments necessary to a fair statement of the results for such interim periods have been included. All adjustments were of a normal recurring nature.

Note C.

     Accounts of international subsidiaries are included as of dates three months or less prior to that of the consolidated balance sheets.

Note D.

     Income per common share is computed based on the weighted average number of common shares outstanding during each period.

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                       June 29,    September 30,
                                                         1996            1995
                                                      ----------     ----------
     Inventories at average cost:
       Raw materials.............................     $   50,777     $   51,676
       Stock in process..........................        101,039        104,661
       Produced goods............................        218,209        214,718
       Dyes, chemicals and supplies..............         23,906         22,059
                                                      ----------     ----------
                                                         393,931        393,114
       Less excess of average cost over LIFO.....         45,777         50,455
                                                      ----------     ----------
           Total.................................     $  348,154     $  342,659
                                                      ==========     ==========

Note F.

     During the third quarter of the 1996 fiscal year, the Company recorded a $29.9 million pre-tax charge as a result of its plan to close the Knitted Fabrics division, announced on June 5, 1996. In addition, the closing resulted in an inventory write-down of $3.7 million included in cost of sales. Combining these charges, the closing of the division resulted in a pre-tax charge of $33.6 million, $20.3 million after income taxes, or $0.33 per share. The division produced knitted fabrics for use in sportswear, active wear and occupational apparel. During the 1993 and 1994 fiscal years, the Company took steps to restructure the division which had been unprofitable for several years. Two of the division's manufacturing facilities located in Wake Forest and Denton, North Carolina will be closed and offered for sale, while its other facility, the Lakewood plant located in Cramerton, North Carolina, will be utilized by Burlington Sportswear, a new business unit serving the better men's sportswear and uniform markets specializing in fine cotton fabrics for casual shirts and pants. Production of the Knitted Fabrics division will be phased out during the September 1996 quarter, and it is anticipated that sales of the majority of the division's assets will be completed within a 2-year period. The components of this charge include estimated costs of $12.7 million for severance and other benefits related to approximately 1,150 employees, $8.3 million for divestitures of machinery and equipment, $8.0 for divestitures of real estate, and $0.8 million for cancellation of leases. Operating results of the Knitted Fabrics division before any charges related to the closing were as follows (in millions):

                                       Three Months Ended    Nine Months Ended
                                      --------------------  -------------------
                                       June 29,   July 1,    June 29,   July 1,
                                         1996       1995       1996      1995
                                      ---------  ---------  ---------  --------

Net sales ........................... $   32.0   $   32.9   $   90.8   $ 101.9
Net operating loss before
  interest and taxes ................ $   (3.4)  $   (3.9)  $  (14.2)  $ (13.7)

Note G.

     Other expense (income) - net consists of the following (in thousands):

                                       Three Months Ended    Nine Months Ended
                                      --------------------  -------------------
                                       June 29,   July 1,    June 29,   July 1,
                                         1996       1995       1996      1995
                                      ---------  ---------  ---------  --------

Provision for legal contingencies ..  $  3,990   $      -   $  3,990   $      -
Provision for loss on sale of
  non-operating asset ..............     2,300          -      2,300          -
Loss on sale of J.G. Furniture .....     1,343          -      1,343          -
Interest income ....................      (611)      (644)    (1,888)    (1,555)
Other ..............................      (209)        96        995        202
                                      --------   --------   --------   --------
                                      $  6,813   $   (548)  $  6,740   $ (1,353)
                                      ========   ========   ========   ========

     On April 27, 1996 the Company sold its J.G. Furniture operation for $4.7 million in cash and securities. J.G. Furniture had sales of $17.4 million during the 1995 fiscal year.

     On July 29, 1996, preliminary approval was granted for the settlement of class-action litigation arising out of the creation in 1989 of the Company's Employee Stock Ownership Plan ("ESOP"). The proposed settlement provides for the contribution of $26.5 million from the Company and two other defendants, from which will be deducted court-approved fees and expenses, to a settlement fund for current and former ESOP members. The Company believes that its portion of the settlement ($8.833 million) is adequately covered by reserves, including the provision made in the June quarter. (See Part II, Item 1, Legal Proceedings).

Note H.

     On December 19 and 20, 1995, the Company purchased 3,428,571 shares of non-voting Common Stock from a shareholder group in a privately-negotiated transaction. Immediately thereafter, such shares of non-voting Common Stock were converted to voting Common Stock held as treasury stock.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

General

     Net income for the third quarter of fiscal 1996 before the non-recurring items described below was $0.41 per share, in comparison with $0.30 for the third quarter of fiscal 1995, reflecting improving performance in most of the Company's businesses. The improvement was the result of better demand, stabilizing raw material prices, new product introductions and the Company's cost reduction efforts.

     Net income for the third quarter of the 1996 fiscal year was $0.6 million, or $0.01 per share, and reflected a $20.3 million after-tax charge ($0.33 per share), for costs associated with the closing of the Knitted Fabrics division announced on June 5, 1996. Net income for the quarter also included $4.7 million ($0.07 per share) in after-tax losses on provision for legal contingencies, the sale of the J.G. Furniture division and the sale of a non-operating asset.

Performance by Segment

     The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months and nine months ended June 29, 1996 and July 1 , 1995, respectively. Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets, the Company believes that operating income before interest, taxes, depreciation and amortization ("EBITDA"), which is set forth in the table below with respect to each segment, contributes to a better understanding of the Company's ability to satisfy its debt obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income before interest and taxes, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles.

                                        Three Months Ended    Nine Months Ended
                                        ------------------   ------------------
                                        June 29,   July 1,   June 29,    July 1,
                                          1996      1995       1996       1995
                                        --------  --------   --------  --------
                                              (Dollar amounts in millions)
Net sales
  Apparel products....................  $  359.9  $  368.2   $1,022.5  $1,043.4
  Interior furnishings products.......     214.6     213.8      636.8     636.8
                                        --------  --------   --------  --------
     Total............................  $  574.5  $  582.0   $1,659.3  $1,680.2
                                        ========  ========   ========  ========

Operating income before interest
 and taxes
  Apparel products....................  $   37.5  $   30.4   $   96.7  $   86.5
    As a percentage of net sales......      10.4%      8.3%       9.5%      8.3%
  Interior furnishings products.......  $   18.2  $   17.0   $   43.3  $   50.6
    As a percentage of net sales......       8.5%      8.0%       6.8%      7.9%
  Loss on closing of division.........  $  (29.9) $      -   $  (29.9) $      -
                                        --------  --------   --------  --------
     Total............................  $   25.8  $   47.4   $  110.1  $  137.1
      As a percentage of net sales....       4.5%      8.1%       6.6%      8.2%
                                        ========  ========   ========  ========

Operating income before interest, taxes,
 depreciation and amortization (EBITDA)
  Apparel products....................  $   51.0  $   43.9   $  136.5  $  125.9
    As a percentage of net sales......      14.2%     11.9%      13.3%     12.1%
  Interior furnishings products.......  $   26.9  $   25.4   $   69.1  $   75.1
    As a percentage of net sales......      12.5%     11.9%      10.9%     11.8%
                                        --------  --------   --------  --------
  EBITDA before loss on
   closing of division................  $   77.9  $   69.3   $  205.6  $  201.0
    As a percentage of net sales......      13.6%     11.9%      12.4%     12.0%
  Loss on closing of division.........  $  (29.9) $      -   $  (29.9) $      -
                                        --------  --------   --------  --------
     EBITDA after loss on
      closing of division.............  $   48.0  $   69.3   $  175.7  $  201.0
                                        ========  ========   ========  ========

RESULTS OF OPERATIONS

Comparison of Three Months ended June 29, 1996 and July 1, 1995.

     Net sales for the third quarter of the 1996 fiscal year were $574.5 million, 1.3% lower than the $582.0 million recorded for the third quarter of the 1995 fiscal year. Net sales of products for apparel markets for the third quarter of the 1996 fiscal year were $359.9 million, 2.3% lower than the $368.2 million recorded in the third quarter of the 1995 fiscal year. The decrease in sales of the apparel products segment was due to lower volume partially offset by better mix and selling prices. Sales in the tailored men's clothing portion of the Menswear division's business continue to suffer from changes in fashion demand to more casual dress and the resulting weakness of many of the division's customers for these fabrics. Sales of the Knitted Fabrics division were slightly lower than the June 1995 quarter but will decline significantly in the September 1996 quarter as the sale of commodity knitted fabrics is phased out. Sales of the Klopman, Denim and Madison Yarn divisions improved. Net sales of products for interior furnishings markets for the third quarter of the 1996 fiscal year were $214.6 million in comparison with the $213.8 million recorded in the third quarter of the 1995 fiscal year. Total export sales increased 36% over the comparable quarter of the prior year and represented 10.6% of net sales.

     Operating income before interest and taxes for the third quarter of the 1996 fiscal year was $25.8 million. Before the charges for closing the Knitted Fabrics division (see Note F to the consolidated financial statements), operating income before interest and taxes for the third quarter of the 1996 fiscal year was $59.4 million, an increase of 25.3% over the $47.4 million recorded in the third quarter of the 1995 fiscal year. Amortization of goodwill was $4.6 in the third quarter of the 1996 and 1995 fiscal years. Operating income before interest and taxes for the apparel products segment before the charges for closing the Knitted Fabrics division for the third quarter of the 1996 fiscal year was $41.2 million, up from the $30.4 million recorded for the third quarter of the 1995 fiscal year. The main reasons for the increase in operating income of the apparel products segment were: improvement in gross profit margins arising principally from better mix and selling prices, lower level of bad debts, lower raw material prices and manufacturing variances, partially offset by the effect of lower unit sales and increased wages. Operating income before interest and taxes for the interior furnishings products segment for the third quarter of the 1996 fiscal year was $18.2 million, in comparison with the $17.0 million recorded in the third quarter of the 1995 fiscal year. This increase was primarily due to higher gross margins arising from better mix and selling prices.

     Operating income before interest, taxes, depreciation and amortization (EBITDA) for the third quarter of the 1996 fiscal year was $48.0 million. EBITDA before deducting the charges for closing the Knitted Fabrics division was $81.6 million, or 14.2% of sales, in the third quarter of the 1996 fiscal year compared with $69.3 million, or 11.9% of sales, in the third quarter of the 1995 fiscal year. EBITDA for the apparel products segment before deducting the charges for closing the Knitted Fabrics division was $54.7 million, or 15.2% of sales, in the third quarter of the 1996 fiscal year compared with $43.9 million, or 11.9% of sales in the third quarter of the 1995 fiscal year. EBITDA for the interior furnishings products segment was $26.9 million, or 12.5% of sales, in the third quarter of the 1996 fiscal year in comparison with $25.4 million, or 11.9% of sales, in the third quarter of the 1995 fiscal year.

     Provision for doubtful accounts for the third quarter of the 1996 fiscal year was $1.3 million in comparison with $6.4 million recorded in the same quarter of the 1995 fiscal year. The 1995 provision was primarily due to the bankruptcy of an apparel customer.

     Interest expense for the third quarter of the 1996 fiscal year was $16.1 million, or 2.8% of net sales, compared with $14.5 million, or 2.5% of net sales, in the third quarter of the 1995 fiscal year. The increase in interest expense was due primarily to the favorable interest rates incurred in the June 1995 quarter and a higher percentage of the Company's debt subject to fixed interest rates in the June 1996 quarter.

       Other  expense  for the third  quarter of the 1996  fiscal  year was $6.8 million, consisting principally of: a $4.0 million provision for legal contingencies, a $2.3 million provision for loss on sale of a non-operating asset, a $1.3 million loss on sale of J. G. Furniture, and interest income. (See Note G to consolidated financial statements and Part II, Item 1, Legal Proceedings). The Company sold its J. G. Furniture operation on April 27, 1996 for $4.7 million in cash and securities. Other income for the third quarter of the 1995 fiscal year was $0.5 million, consisting principally of interest income.

       Net income for the third quarter of the 1996 fiscal year was $0.6 million, or $0.01 per share, in comparison with $19.5 million, or $0.30 per share, for the third quarter of the 1995 fiscal year. Net income for the third quarter of the 1996 fiscal year included non-recurring charges of $25.0 million, or $0.40 per share, resulting from the closing of the Knitted Fabrics division, a provision for legal contingencies and the disposition of J.G. Furniture and a non-operating asset.

Comparison of Nine Months ended June 29, 1996 and July 1, 1995.

     Net sales for the first nine months of the 1996 fiscal year were $1,659.3 million, 1.2% lower than the $1,680.2 million recorded for the first nine months of the 1995 fiscal year. Net sales of products for apparel markets for the first nine months of the 1996 fiscal year were $1,022.5 million, 2.0% lower than net sales of $1,043.4 million for the first nine months of the 1995 fiscal year. A decrease in unit volume was partially offset by improved selling prices and mix. Net sales of products for interior furnishings markets for the first nine months of the 1996 fiscal year were $636.8 million, unchanged from the first nine months of the 1995 fiscal year.

     Operating income before interest and taxes for the first nine months of the 1996 fiscal year was $110.1 million. Before the charges for closing the Knitted Fabrics division, operating income before interest and taxes for the first nine months of the 1996 fiscal year was $143.7 million, an increase of 4.8% over the $137.1 million recorded in the first nine months of the 1995 fiscal year. Amortization of goodwill was $13.7 million in the first nine months of the 1996 fiscal year and $13.5 million in the first nine months of the 1995 fiscal year. Operating income before interest and taxes for the apparel products segment before the charges for closing the Knitted Fabrics division for the first nine months of the 1996 fiscal year was $100.4 million, in comparison with the $86.5 million recorded for the first nine months of the 1995 fiscal year. The main reasons for the increase in operating income of the apparel products segment were higher gross profit margins arising principally from better mix and selling prices partially offset by the effect of increases in raw material prices and lower sales and production volumes. Operating income before interest and taxes for the interior furnishings products segment for the first nine months of the 1996 fiscal year was $43.3 million, in comparison with the $50.6 million recorded in the first nine months of the 1995 fiscal year. This decrease was primarily due to operating capacity losses arising from lower production levels and raw material price increases.

     Operating income before interest, taxes, depreciation and amortization (EBITDA) for the first nine months of the 1996 fiscal year was $175.7 million. EBITDA before deducting the charges for closing the Knitted Fabrics division was $209.3 million, or 12.6% of sales, in the first nine months of the 1996 fiscal year compared with $201.0 million, or 12.0% of sales, in the first nine months of the 1995 fiscal year. EBITDA for the apparel products segment before deducting the charges for closing the Knitted Fabrics division was $140.2 million, or 13.7% of sales, in the first nine months of the 1996 fiscal year compared with $125.9 million, or 12.1% of sales in the first nine months of the 1995 fiscal year. EBITDA for the interior furnishings products segment was $69.1 million, or 10.9% of sales, in the first nine months of the 1996 fiscal year in comparison with $75.1 million, or 11.8% of sales, in the first nine months of the 1995 fiscal year.

     Provision for doubtful accounts for the first nine months of the 1996 fiscal year was $3.3 million in comparison with $10.0 million recorded in the same period of the 1995 fiscal year. The 1995 provision was primarily due to the bankruptcies of two apparel customers.

     Interest expense for the first nine months of the 1996 fiscal year was $49.0 million, or 3.0% of net sales, compared with $42.1 million, or 2.5% of net sales, in the first nine months of the 1995 fiscal year. The increase in interest expense was due primarily to the favorable interest rates incurred in the 1995 period and higher interest rates in the 1996 period on the Company's debt subject to fixed interest rates.

       Other expense for the first nine months of the 1996 fiscal year was $6.7 million, consisting principally of: a $4.0 million provision for legal contingencies, a $2.3 million provision for loss on sale of a non-operating asset, a $1.3 million loss on sale of J. G. Furniture, and interest income. The Company sold its J. G. Furniture operation on April 27, 1996 for $4.7 million in cash and securities. Other income for the first nine months of the 1995 fiscal year was $1.4 million, consisting principally of interest income.

     An extraordinary loss from early extinguishment of debt - $1.2 million before taxes, $0.7 million net of tax benefit, or $0.01 loss per share - was recorded in the first nine months of the 1996 fiscal year. This resulted from the write-off of deferred debt expense associated with the replacement of the 1994 Bank Credit Agreement which took place in November, 1995.

       Net income for the first nine months of the 1996 fiscal year was $29.0 million, or $0.46 per share, in comparison with $54.5 million, or $0.83 per share, for the first nine months of the 1995 fiscal year. Net income for the first nine months of the 1996 fiscal year included non-recurring charges of $25.7 million, or $0.41 per share, resulting from the closing of the Knitted Fabrics division, a provision for legal contingencies, the disposition of J.G. Furniture and a non-operating asset, and an extraordinary loss from early extinguishment of debt.

Liquidity and Capital Resources

     During the first nine months of the 1996 fiscal year, the Company generated $89.4 million of cash from operating activities and $4.4 million from sales of assets and had net borrowings of long- and short-term debt of $13.7 million. Cash was primarily used as follows: $44.6 million for the repurchase of Company common stock and $58.7 million for capital expenditures. At June 29, 1996, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $926.8 million compared with $913.0 million at September 30, 1995 and $965.1 million at July 1, 1995.

     The Company's principal uses of funds for the next several years will be for capital investments (including the funding of acquisitions and participations in joint ventures), servicing of indebtedness and working capital needs, and possibly the repurchase of shares of Company common stock. The Company intends to fund such needs principally from net cash provided by operating activities and, to the extent necessary, from funds provided under the revolving credit facility of its 1995 Bank Credit Agreement and the receivables-backed commercial paper program described below. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

     The purchase of approximately 3.4 million shares of Company common stock during the December quarter utilized approximately $45 million in cash. The shares purchased are expected to be used during the next several years principally to satisfy Company obligations to contribute stock under its employee incentive plans and will, accordingly, minimize further future cash outlays for these purposes.

     On November 8, 1995, the Company entered into a new $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which replaced in its entirety the Term Loan and Revolving Credit Facility under the 1994 Bank Credit Agreement. The new facility maintains the maturity of all revolving loans and letters of credit at March 31, 2001, thereby eliminating the amortization of term loans required under the 1994 Bank Credit Agreement. At July 26, 1996, the Company had approximately $224.6 million in unused capacity under the 1995 Bank Credit Agreement. The Company also maintains $30.0 million in additional overnight borrowing availability under bank lines of credit.

     The 1995 Bank Credit Agreement reduces the margins over market interest rates applicable to revolving credit indebtedness. Loans under the 1995 Bank Credit Agreement bear interest at optional floating rates based on an Adjusted Eurodollar Rate plus 0.275% or an Alternate Base Rate or such lower rates as may be offered by lenders thereunder, pursuant to the competitive bid procedures under the Agreement. In addition, the entire amount of the $750.0 million credit facility is subject to an annual facility fee. Changes in the Company's debt rating from current levels would increase or decrease borrowing costs.

     The 1995 Bank Credit Agreement imposes various limitations on the liquidity of the Company. The Agreement requires the Company to maintain minimum interest coverage and maximum leverage ratios and a specified level of net worth. In addition, the Agreement limits dividend payments, stock repurchases, leases, the incurrence of additional indebtedness by consolidated subsidiaries, the creation of additional liens and the making of investments in non-U.S. persons and restricts the Company's ability to enter into certain merger, liquidation or asset sale or purchase transactions.

     The Company also has in effect, through its wholly-owned subsidiary, B.I. Funding, Inc., a $225.0 million receivables-backed, A-1/D-1 rated commercial paper program which is supported by a multi-bank liquidity facility expiring in August 1998. At July 26, 1996, $207.1 million of commercial paper with original maturities of up to 75 days was outstanding. There were no borrowings outstanding at such date under the liquidity facility.

     Because the Company's obligations under the 1995 Bank Credit Agreement and commercial paper program bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes. As of July 26, 1996, the Company has purchased interest rate caps (i) on $350 million notional principal amount at 6.0% and $150 million notional principal amount at 9.5% for the 1996 fiscal year, (ii) on $100 million notional principal amount at 9.5% for the one-year period commencing April 22, 1996, and
(iii) on $300 million notional principal amount at 7.0%, $300 million notional principal amount at 9.5% and $200 million notional principal amount at 10.0% for the 1997 fiscal year. The caps at the 9.5% and 10.0% levels were purchased in 1994 to provide partial protection to the Company from exposure to a high floating interest rate scenario during the periods covered. The Company has also entered into swap transactions pursuant to which it has exchanged its floating rate interest obligations on (i) $200 million notional principal amount for a fixed rate payment obligation of 7.37% per annum for the five-year period beginning October 20, 1995 and (ii) $25 million notional principal amount for a fixed rate payment obligation of 5.92% for the one-year period commencing October 20, 1995. The fixing of the interest rates for these periods minimizes in part the Company's exposure to the uncertainty of floating interest rates during this five-year period. The Company has also entered into interest rate collar agreements which effectively set maximum and minimum interest rates, and entered into floor agreements, which set minimum interest rates on (i) $100 million notional principal amount ranging from a floor of 5.42% to a maximum cap of 6.0% for the one-year period commencing October 20, 1995, (ii) $50 million notional principal amount ranging from 4.75% to 7.0% and $50 million notional principal amount ranging from 5.03% to 7.0%, each for the one-year period commencing October 20, 1996, and (iii) $100 million of floor agreements at 5.50% and $250 million of floor agreements at 5.25% each for the period from January 20, 1996 to October 20, 1996. The Company addresses the risk of counterparty nonperformance by arranging swaps, caps, collars and floors with a diverse group of parties with high credit ratings with which the Company also has other financial relationships. (Such cap, swap, collar and floor rates are based on 3-month LIBOR (London Interbank Offered Rate) and are exclusive of the Applicable Percentage or other charges the Company might then incur on its floating rate obligations or to acquire the cap or floor instrument.)

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            In June, 1992, a class action entitled Atwood et al. v. Burlington Industries Equity Inc. et al. (Civ. Act. No. 2:92CV00716) was commenced on behalf of all participants in the Company's Employee Stock Ownership Plan ("ESOP"). The defendants include the Company and certain of its officers, directors and employees, Morgan Stanley & Co., and the independent trustee of the ESOP. The complaint alleges certain causes of action for breach of fiduciary duties under the Employee Retirement Income Security Act and violation of the securities laws and state common law principally in connection with the 1989 sale of Company stock to the ESOP.

            On July 17, 1996, the parties to the lawsuit executed a Stipulation of Settlement. On July 29, 1996, the United States District Court entered an order giving provisional approval of the settlement. The settlement provides that the Company, Morgan Stanley and the ESOP
            Trustee each pay to the ESOP Trust $8.833 million for a total settlement of $26.5 million (plus interest from April 15, 1996). After notice to the class, the Court will hold a further hearing within 60 days to determine whether to give final approval to the settlement. The procedures proposed by the defendants in the Stipulation provide that, after payment of administrative costs, expenses and attorneys' fees, the net settlement fund will be paid to the ESOP Trustee. The fund will be divided on a pro rata basis between eligible current and former employees who comprise the class. The settlement portion for eligible current employees will be used by the ESOP trustee to purchase shares of the Company's stock for allocation on a pro rata basis to the employee's ESOP account. Under the terms of the ESOP plan, former employees may elect to receive stock or cash. It is estimated that approximately $14 million will be used by the Trustee to purchase additional Company stock for allocation to eligible current members' ESOP accounts. Stock held in ESOP members' accounts is distributable to participants when they retire or otherwise leave the Company's employment. See Note G to the consolidated financial statements in
            Part I of this report.

            On May 13, 1996 the U.S. Environmental Protection Agency ("EPA") formally approved a Consent Order and Agreement with the Company settling a civil proceeding commenced under the Toxic Substances Control Act ("TSCA"). The originally assessed penalty of $3,061,000 was reduced to $43,440. The complaint against the Corporation's chemical division asserted a violation of the TSCA pre-manufacture notification requirements arising out of the division's manufacture of a nontoxic, nonhazardous chemical substance used solely in the internal textile manufacturing processes of the Corporation's manufacturing plants.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 10.    Agreement   dated  as  of  May  1,  1996   between   the
                        Corporation and George C. Waldrep, Jr.

                 27.    Financial Data Schedule

            (b)  Reports on Form 8-K.

                 During the quarter for which this report is filed, the Corporation filed a report on Form 8-K dated June 5, 1996. The item reported was "Item 5. Other Events".

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BURLINGTON INDUSTRIES, INC.



                                     By  /s/  CHARLES E. PETERS, JR.
                                              Charles E. Peters, Jr.
Date:  July 30, 1996                         Senior Vice President and
                                              Chief Financial Officer



                                     By  /s/  AGUSTIN J. DIODATI
Date:  July 30, 1996                          Agustin J. Diodati
                                              Vice President and
                                                  Controller