Form 10-K
period 1996-09-28
BURLINGTON INDUSTRIES INC /DE/
filed 1996-12-16
CIK 870213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 28, 1996

                         Commission file number 1-10984
                                                -------
                           BURLINGTON INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             56-1584586
--------------------------                             -------------------------
 (State of incorporation)                                  ( I.R.S. Employer
                                                           Identification No.)

      3330 West Friendly Avenue
           Greensboro, N.C.                                      27410
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (910) 379-2000
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                          on which registered
     ------------------------                     -----------------------
          Common Stock,                           New York Stock Exchange
     par value $.01 per share                     Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ]

As of December 3, 1996, the aggregate market value of Registrant's voting stock held of record by nonaffiliates of Registrant was approximately $642,916,730 (based upon the closing composite price on the New York Stock Exchange on that date), excluding Treasury shares and, without acknowledging affiliate status, 856,903 shares held beneficially by Directors and executive officers as a group.

As of December 3, 1996, there were outstanding 56,161,568 shares of Registrant's Common Stock, par value $.01 per share, and 6,909,008 shares of Registrant's Nonvoting Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

Portions of Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV hereof.

Portions of Registrant's Proxy Statement dated December 16, 1996 in connection with its Annual Meeting of Stockholders to be held on February 6, 1997 are incorporated by reference into Part III hereof.

                                     PART I
Item 1.  Business

General

              The Corporation is one of the world's largest and most diversified manufacturers of textile products. It is a leading developer, marketer and manufacturer of fabrics and other textile products used in a wide variety of apparel and interior furnishings end uses. The Corporation operates in two principal industry segments, products for apparel markets and products for interior furnishings markets. Each of its divisions and subsidiaries essentially functions as a stand-alone merchandising and manufacturing operation.

              As of September 28, 1996, the Corporation operated 39 U.S. manufacturing plants in eight states and three manufacturing plants in Mexico and employed approximately 21,000 persons.

              References herein to the "Corporation" mean Burlington Industries, Inc. ("Burlington") and its subsidiaries.

Products for Apparel Markets

              The Corporation serves the apparel market through five divisions, each of which manufactures a distinct product line in terms of end uses.

              Wool worsted and worsted blend fabrics. The Corporation's Menswear division is the leading domestic manufacturer of woven wool worsted and worsted blend fabrics supplied to manufacturers of men's and women's apparel as well as to major clothing retailers. The division's line of innovative fashion fabrics has been expanded in recent years to also include high value-added nonwool fabrics. Products made with the division's fabrics are sold to the better, moderate, and designer segments of men's and women's apparel. The division also sells fabrics to manufacturers of better career and public service apparel and military dress uniforms.

              The division's sales are directed by five business units. Men's Suiting constitutes the majority of sales and is focused on the moderate, better and designer suit customers, both at the manufacturer and retail level. Men's Sportswear has been repositioned during the past year to take advantage of the consumer casualization trend. Coordinate sportswear and innovative products for slacks, blazers and sportscoats are the focus of this unit. Womenswear provides innovative worsted wool, wool blends and high value-added nonwool fabrics in customized colors to the makers of branded womenswear. Private Label markets the division's fabrics to retailers in both menswear and womenswear. These retailer and store labels encompass all division products and market categories. The division's Raeford group markets wool worsted and worsted blend fabrics to manufacturers of a variety of career and uniform apparel, including apparel for airlines, banks, school bands, governmental agencies and military and law enforcement personnel.

              Woven synthetic fabrics. The Corporation's Burlington Klopman Fabrics division is a leading manufacturer of woven synthetic fabrics made with 100% polyester, 100% nylon and polyester blended with wool, rayon or other fibers that are supplied to manufacturers of a wide variety of apparel, activewear, interior furnishings, medical and industrial products.

              The division produces lightweight polyester and polyester blend fabrics and 100% nylon fabrics for men's, women's and children's wear sold in a variety of price ranges, for high performance sportswear and activewear and for a variety of other apparel, medical, interior furnishings and industrial uses. The division also produces heavyweight polyester fabrics for use in the manufacture of slacks, suits, skirts and sport coats as well as in the manufacture of military and law enforcement uniforms.

              The division is a leading manufacturer of waterproof, water repellent, breathable and other coated synthetic fabrics used by makers of outerwear and high performance sportswear and activewear. A number of its products, including its Ultrex(R) line of breathable, water repellent fabrics, are used in leading brands of skiwear and other activewear and by suppliers to leading activewear retailers. The division recently introduced a new family of composite fabrics for the outdoor activewear market.

              The division's fabrics for the interior furnishings markets are used by makers of upholstered furniture, bedspreads, draperies and other window coverings and wallcoverings. The division's fabrics include flame retardant fabrics used in commercial and residential furnishings.

              The division also markets lightweight, reusable, protective barrier fabrics under the Maxima(R) brand name to makers of, among other things, clothing worn by hospital personnel and by industrial workers who are required to work in clean and static-free environments.

              The division is a leader in developing new applications and end uses for synthetic fibers. In addition to its Ultrex(R) fabrics, the division has continued to develop a number of fabrics made with microdenier filament yarn, a yarn made from fiber that is thinner than silk. These products combine a natural appearance and touch with the performance characteristics of synthetic fibers. The Corporation's microdenier fabrics are currently being used in men's and women's apparel fabrics, activewear, protective medical clothing and in home furnishings. The Corporation is the leading domestic producer of microdenier fabrics made from 100% polyester and polyester blended with wool or rayon.

              Denim fabrics. The Denim division is the leading manufacturer of fashion, value-added, specialty denim fabrics in the United States. It produces innovative denim in a wide range of styles reflecting a variety of textures, colors and fabric constructions. The division also produces a diversified line of basic heavyweight, indigo-dyed denim fabrics for the jean market.

              The division is a major supplier to all segments of the branded, designer and private label jean markets. It also supplies specialty products to sportswear and jean related manufacturers. The division also produces denim garments made from the division's fabric for its denim customers.

              The Corporation has entered into a joint venture with Mafatlal Industries Limited to manufacture denim in India for Asian, Middle Eastern and European markets. Production is scheduled to begin in mid-1997.

              Cotton fabrics. In 1996, the Corporation formed a new business unit, Burlington Sportswear, to produce 100% cotton and cotton/polyester blend woven and knitted fabrics. Burlington Sportswear's products will serve the better men's sportswear and uniform markets. The division will also arrange for production of finished garments for its customers using the Corporation's fabrics.

              In 1996, the Corporation closed its Knitted Fabrics division, which had experienced difficulties for a number of years. (Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B to the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the closing of the Knitted Fabrics division.) Certain assets of this division have been transferred to the Burlington Sportswear division to provide the manufacturing capabilities of that division.

              Synthetic  yarn. The Burlington  Madison Yarn Company  division is the only major manufacturer and marketer of both filament and spun synthetic yarns in the United States. The division believes that its ability to produce both types of synthetic yarn is an important competitive advantage because a significant number of its customers require the different end-product characteristics offered by these two types of synthetic yarns. While a portion of the division's products are used by other divisions of the Corporation, the majority is marketed to more than 300 unaffiliated customers in the apparel, technical, medical products and home furnishings markets.

              Mexican operations. In Mexico, the Corporation manufactures woven fabrics for apparel which are marketed principally in the local market. The Company recently announced that it will begin construction of facilities in Mexico for its Menswear and Denim divisions.

Products for Interior Furnishings Markets

              In the interior furnishings market, the Corporation operates four businesses, one of which focuses on interior furnishings products and decorative fabrics and three of which serve distinct segments of the carpet and rug markets.

              Interior furnishings fabrics and products. The Burlington House division is a leading manufacturer of ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, mattress ticking, upholstery fabrics, and decorative fabrics for use by makers of bedroom ensembles, draperies and window coverings.

              The Burlington House division's product lines consist of:

              o ready-made and made-to-measure draperies, window coverings, vertical blinds, coordinating bedroom ensembles, table linens and throws. These finished products are sold under the Burlington House(R) name to department and specialty stores, under the Burlington House American Lifestyle(TM) name to discount stores and on a private label basis to several major retailers.

              o woven jacquard mattress ticking (primarily damasks). Burlington House is the leading manufacturer of jacquard mattress ticking supplied to domestic manufacturers of mattresses. Mattress ticking is the exterior fabric surface of a finished mattress. The Corporation believes that it produces the widest variety of ticking patterns of any domestic manufacturer. Burlington House sells mattress ticking to all major domestic manufacturers of mattresses for both the residential and institutional markets.

              o   woven   jacquard   and   textured   fabrics  for   residential
                  upholstered furniture. Upholstery fabrics are marketed to a broad range of furniture manufacturers.

              o   woven   jacquard   and  other   decorative   fabrics  used  by
                  manufacturers of bedroom ensembles, comforters, draperies and window coverings.

              Carpets. The Lees division is a leading domestic manufacturer of tufted synthetic carpet and carpet tiles for commercial uses and a manufacturer of tufted synthetic carpet for residential use.

              The division markets and sells a wide variety of standard and custom commercial carpet products under the Corporation's Lees(R) brand name primarily for use in offices, institutions, airports, hotels, schools, and health care facilities. The Corporation's commercial carpet products are sold in the middle to high priced segments of the commercial carpet market, and are marketed through dealers primarily to architects, designers and commercial builders, as well as directly to end users.

              The division also manufactures tufted synthetic carpet for residential use. The division markets its residential carpet products primarily under the Lees(R) brand name and competes with a large number of domestic and Canadian manufacturers in the middle to upper middle price ranges of the residential carpet market. The division is also a supplier of private label carpets to major retail chains.

              The division developed and patented a yarn dyeing process that permits it to produce carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor(R) name in the commercial market and the Lees For Life(R) name in the residential market, represent a major portion of the current carpet sales of the division. The division also has developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond(R), which enhances the carpet's durability.

              The division's yarn dyeing capability allows it to offer carpeting in a wide range of colors. Through its Colorfax(R) program, the division offers customers the ability to order sample yardage manufactured to their exact color specifications. Such samples are generally deliverable within 72 hours after the division's receipt of specifications.

              Area rugs. The Burlington House Area Rugs division is the leading producer in the United States of tufted area and bath rugs for home use primarily under the Burlington House American Lifestyle(TM) label. The division's customers are major retail chains.

              Accent rugs. Burlington acquired The Bacova Guild, Ltd., a leading producer of printed accent rugs and welcome mats, in fiscal year 1995. Bacova markets these products, in addition to fully coordinated bath ensembles, to diverse market segments that include the leading U.S. department stores, mail order catalogs, mass merchants, specialty stores and international customers.

              Mexican operations. The Corporation manufactures residential and commercial carpeting and fabrics for home furnishings in Mexico.

Financial Information Concerning Industry Segments and Other Matters

              Reference is made to Note P to the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning industry segments for the Corporation's 1996, 1995 and 1994 fiscal years.

              As part of the Corporation's strategy to divest non-core assets, during fiscal year 1996 the Corporation disposed of J. G. Furniture, an office furniture business, as well as interests in certain real estate and furniture intermediary product businesses. In addition, in November 1996 the Corporation sold its subsidiary, Advanced Textiles, Inc. ("ATI"), for $7,896,500, payable $600,000 in cash and the balance by a seven-year convertible, promissory note bearing interest at 9.5% per annum, the maturity of which is subject to acceleration if certain events occur. ATI engages in the business of manufacturing fiber glass products.

Exports

              The Corporation's exports have increased to 9.8% of revenues in fiscal year 1996, with export sales of $213 million. The Corporation's export sales were $161 million in fiscal year 1995 and $131 million in fiscal year 1994.

Operations

              The Corporation's domestic operations are organized primarily by product category and, except in the case of the Corporation's yarn operations, interdivisional sales are minimal. Each is essentially a stand-alone merchandising and manufacturing operation. Products are distributed through direct sales by divisional personnel, except in a few cases, mainly export sales, where products are sold through independent agents or distributors.

              The Corporation's corporate headquarters, principal sales and merchandising offices and principal staff operations are located in Greensboro, North Carolina. The Corporation maintains a major domestic sales and merchandising office in New York City and sales offices in other major cities in the United States.

              Internationally, the Corporation has manufactured woven fabrics for apparel, fabrics for home furnishings and carpet in Mexico for over 50 years through wholly owned subsidiaries. The products of the Mexican operations are sold in Mexico, either by subsidiary personnel or by agents or distributors, and are also exported to the United States and other countries.

Manufacturing

              The Corporation is a vertically integrated manufacturer. Generally, raw fibers are purchased and spun into yarn, or filament yarns are purchased and processed. Yarns, after dyeing in some cases, are woven, knitted or tufted into fabric. Fabric is then sold either in dyed and finished form, as greige (unfinished) goods or processed into finished apparel products. Residential and commercial interior furnishings products are further processed and packaged for sale by retailers.

              "Just-in-time" manufacturing techniques, which reduce in-process inventories, floor space requirements and the time required to process a particular order, are used in most facilities. Programs to link customers and suppliers of the Corporation by means of electronic data transmission are also in place in most divisions. These programs improve efficiency and reduce lead times by improving communication, planning and processing times at the various stages of production. They also assist the Corporation in working effectively with manufacturers to coordinate their operations with the demands of retailers and, as such, are an important part of the domestic textile industry's "Quick Response" program designed to improve its competitive position vis-a-vis imports. Raw Materials

              The Corporation uses many types of fiber, both natural (wool, cotton, rayon and Tencel(R)) and man-made (polyester, nylon, polypropylene, acrylic and acetate), in the manufacture of its textile products. Total raw material costs were 33.8% of net sales in the 1996 fiscal year, 34.1% of net sales in the 1995 fiscal year and 30.2% of net sales in the 1994 fiscal year. (Reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the impact of price increases of the Corporation's key raw materials in fiscal year 1995.) The Corporation believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs and prices of underlying raw materials such as petroleum.

              Generally, the Corporation has had no difficulty in obtaining raw materials. Wool and man-made fibers are available from a wide variety of sources both domestically and abroad. Cotton is available from a wide variety of domestic sources. Other materials, such as dyes and chemicals, are generally available, but, as in the case of raw materials, continued availability is dependent to varying degrees upon the adequacy of petroleum supplies. The Corporation purchases essentially all its raw materials and dyes.

Research and Development

              Textile manufacturers generally focus their research and development efforts on product development rather than basic research. Major innovations in the textile industry have come primarily from fiber producers (microdenier fiber, for example) or machinery manufacturers (shuttleless looms). While breakthroughs by textile manufacturers in fabric development have occurred (for example, the Corporation's Duracolor(R) carpets using stain-resistant technology), generally, textile makers have enhanced their competitiveness through continual development and refinement of products to meet or create new consumer needs (for example, the Corporation's use of microdenier fibers in a wide range of apparel and other applications). Accordingly, with few exceptions, basic research and development expenditures have not been as significant a component of textile manufacturing success as expenditures on design innovation or capability and on capital equipment that increase the range of end products and enhance productivity.

              Basic research and development responsibility for particular product areas is located in the divisions, where process and product development efforts focus on the specific needs of that division. Total expenditures for research, product development, productivity enhancements, enhanced styling and market samples aggregated $62.3 million in the 1996 fiscal year, $67.4 million in the 1995 fiscal year and $68.3 million in the 1994 fiscal year. Included in these amounts are research and development expenditures, which totaled $13.5 million in the 1996 fiscal year ($10.0 million in the apparel products segment and $3.5 million in the interior furnishings products segment), compared with $17.1 million and $18.9 million in the 1995 and 1994 fiscal years, respectively.

Trademarks and Patents

              The Corporation owns all trademarks and tradenames that it believes are material to the operation of its business. The Corporation markets its products under a variety of trademarks and tradenames, principally utilizing variations of the Burlington(R) name. Certain products are marketed under nationally-recognized names such as Lees(R) for carpets and Klopman(R) for fabrics.

              From time to time, the Corporation's product development efforts have resulted in new processes or products, some of which have been patented. Examples of Burlington-developed technology include the patented Ultrex(R) waterproof breathable woven fabric used in activewear and barrier fabrics and Duracolor(R) and Lees For Life(R) carpets, manufactured using stain-resistant technology with respect to which the Corporation has obtained patents. Because the Corporation's business is not dependent to any significant degree upon patents and licenses (with the possible exception of the patented stain resistant carpet technology in the case of the interior furnishings segment), the loss of any patents or licenses now held by the Corporation would not have a material adverse effect upon its business or results of operations.

              The Corporation derives licensing income (approximately $3.3 million in the 1996 fiscal year) from licenses of the Corporation's technology and from licenses of the Burlington(R) name, principally to manufacturers of socks and hosiery products in the United States and Europe.

Competition

              The domestic textile industry is highly competitive. No one firm dominates the United States market and many companies compete only in limited segments of the textile market. Certain of the Corporation's products also compete with nontextile products. Textile competition is based in varying degrees on price, product styling and differentiation, quality and customer service. The importance of each of these factors depends upon the needs of particular customers and the degree of fashion risk inherent in the product.

              Imports of foreign-made textile and apparel products are a significant source of competition for many sectors of the domestic textile industry. The U.S. Government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements which establish quotas on imports from lesser developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel and apparel textile fabrics, which represent the area of heaviest import penetration, represent in excess of 60% of the U.S. market, up from less than approximately 24% in 1975.

              U.S. retailers' and apparel manufacturers' sourcing decisions are affected by factors often beyond their control, such as changing relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade. As evidence of the impact of these factors, sourcing of textile and apparel imports for goods shipped into the United States -- once dominated primarily by Hong Kong, Taiwan and Korea -- has been shifting to other lower-cost producer countries such as The People's Republic of China, Thailand, Malaysia, the Philippines, Mexico and countries in the Caribbean Basin. The Corporation believes that changing cost structures, delivery lead times, political uncertainty and infrastructure deficiencies associated with many of these producers have caused importers to reassess the degree of reliance placed upon certain of these sources, and to reconsider the importance of the reliability of domestic manufacturing sources. In addition to these factors, the U.S. Government's policies designed to benefit Mexico and the Caribbean Basin, through favored quota and tariff treatment, have accelerated the shift in production of garments away from Far East sources, indirectly benefiting U.S. textile producers. The U.S. "807" tariff program, in particular, has grown significantly in the last five years, benefiting U.S. textile producers whose fabrics are incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged upon only the value added in assembling the garments.

              Under the North American Free Trade Agreement ("NAFTA") with Mexico and Canada, there are no textile/apparel quotas between the United States and either Mexico or Canada for products which meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out over a finite time period. There are provisions in NAFTA that give Mexican apparel makers incentives to use fabric made in the United States. Because the Corporation is a major U.S. apparel fabrics manufacturer and a resident, diversified textile manufacturer in Mexico, the Corporation believes that NAFTA is advantageous to the Corporation. Legislation has been introduced to grant some NAFTA-like benefits to the Caribbean countries. The status of that legislation is uncertain at this time.

              It is possible that the combined benefits of NAFTA, coupled with the significant growth of the use of U.S. produced textile products in Caribbean Basin garment production under the "807" tariff program and the possibility of enhanced trade with the Caribbean, could counterbalance some of the disadvantages that will arise out of the changes contemplated in the Uruguay Round (referred to below). The impact of the economic factors and legislative/treaty provisions described above are apparent in the rapid growth of U.S. apparel imports from the Caribbean Basin and Mexico, primarily due to the advantages of quota/tariff provisions described above. Apparel imports from the Caribbean Basin and Mexico have grown from 6.5% of total apparel imports in 1984 to 32.5% in 1995. Mexico has now become the largest exporter of apparel to the U.S., surpassing China, which had been the largest since 1989.

              Also of significance to domestic textile and apparel companies is the ultimate impact of the Uruguay Round of multilateral trade negotiations held under the auspices of GATT (General Agreement on Tariffs and Trade). The World Trade Organization ("WTO") established under GATT in January, 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO will oversee the phaseout of textile and apparel quotas over a ten-year period. In addition, tariffs on textile/apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile/apparel trade would revert to regular GATT rules which would prohibit quotas and most other non-tariff barriers.

              Over the years, the Corporation has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration. Capital expenditures and systems improvements have centered on strengthening value-added product and market diversification strategies and on increasing productivity, lowering costs and improving quality. The Corporation has also introduced manufacturing techniques such as "just-in-time" and "Quick Response" and created electronic data links with customers and suppliers, thereby shortening lead times and improving service.

              The long-run success of the Corporation's efforts will be influenced in varying degrees by the phaseout of bilateral agreements with textile and apparel exporting countries, NAFTA, the adoption of legislation or administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the enactment of the GATT/Uruguay Round implementing legislation, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S.
Government, the value of the United States dollar in relation to other currencies and world economic developments generally. The Corporation's success will also be affected by the ability of certain of the Corporation's apparel fabrics customers to remain competitive, the success of the Corporation's modernization and cost-reduction efforts and, most importantly, the ongoing ability of the Corporation to produce innovative, quality products to satisfy specific customer needs at competitive costs.

Employees

              The number of persons employed by the Corporation in both its domestic and foreign operations as of September 28, 1996, was approximately 21,000. The Corporation's workforce in the United States is not represented by labor unions. All wage employees in the Corporation's Mexican operations (approximately 800 persons) are represented by labor unions.

Customers

              The Corporation markets its products to approximately 13,800 customers in the United States as well as to customers in Canada, Mexico, Latin America, Europe and the Pacific Rim countries. For the 1996 fiscal year, no single customer represented more than 10% of the Corporation's net sales, and the Corporation's 10 largest customers accounted for approximately 27% of net sales.

Backlog

              Several of the Corporation's divisions operate in businesses that are characterized by very short forward order positions. The businesses of other operations have more extended positions. In the aggregate, however, the backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Corporation, was approximately 13.3% of annual net sales at the end of the 1996 fiscal year, compared with approximately 14.8% of annual net sales at the end of the 1995 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 1996 fiscal year for the apparel products segment was 15.3% of annual net sales of the segment and for the interior furnishings products segment was 10.3% of annual net sales of the segment.

Governmental Regulation

              The Corporation is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act (as amended in 1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. The Corporation is presently engaged in a number of environmental remediation plans and has reported dispositions of waste which could result in future remediation obligations. The Corporation cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of "Legal and Environmental Contingencies" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

              The Corporation's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Corporation uses numerous chemicals, including resins containing formaldehyde, in processing some of its products. Although the Corporation does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos.

              The Corporation believes that it has complied in all material respects with the foregoing environmental or health and safety laws or regulations and does not believe that future compliance with such laws or regulations will have a material adverse effect on its results of operations or financial condition.

Item 2.  Properties

              As of September 28, 1996, the Corporation operated 39 manufacturing plants in the United States, of which 22 were located in North Carolina, 8 were in Virginia, 3 were in Arkansas, 2 were in Mississippi and 1 each was in Georgia, South Carolina, Tennessee and Texas. All but three of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 14.3 million square feet. The Corporation's international operations include 3 manufacturing plants in Mexico.

              Of the Corporation's manufacturing plants, 23 are used principally in the apparel products segment and 19 are used in the interior furnishings products segment. In addition, the Corporation has 4 manufacturing plants not currently in operation. The Corporation's plants generally operate on a three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Corporation considers its plants and equipment to be in excellent condition.

              The corporate headquarters building in Greensboro, North Carolina, containing approximately 430,000 square feet, was completed and occupied in 1971. The building is located on property occupied under a 99-year ground lease that began in 1969. The Corporation has a major sales and merchandising office in New York City, New York under a lease expiring in 2009.

Item 3.       Legal Proceedings

              In June 1992, an action was commenced in the United States District Court for the Eastern District of Arkansas by two employees of the Corporation, purporting to represent as a class all participants in the Company's Employee Stock Ownership Plan ("ESOP"), which was created in 1989. In that year, the Corporation's then-parent sold shares of common stock to the ESOP for an aggregate purchase price of $112.5 million (the "ESOP Purchase"). The defendants included the Corporation and certain of its officers, directors and employees, Morgan Stanley & Co. and two of its employees, and NationsBank of Georgia, N.A. ("NationsBank of Georgia"), the independent trustee of the ESOP. The complaint, as amended, alleged certain breaches of duty by defendants, acting as fiduciaries, the entry into certain "prohibited transactions", and violation of Section 10b-5 of the Securities Exchange Act of 1934, in each case under federal law, and certain breaches of fiduciary duty under Delaware law, in connection with the ESOP Purchase and certain other corporate transactions entered into by the Corporation between 1987 and 1992. The complaint sought an award of damages to the ESOP trust, payment of attorneys' fees and costs, and demanded rescission of the 1989 sale of common stock to the ESOP trust and removal of the defendants as ESOP fiduciaries. In November, 1992, the Court granted the motion of the Corporation to transfer venue to the Middle District of North Carolina.

              The Federal Court in North Carolina certified the case as a class action. After discovery was completed, the defendants moved for summary judgment. The motion was pending at the time the parties entered into a "Stipulation of Settlement" to settle the case for the amount of $26,500,000, with each of the corporate defendants agreeing to pay approximately $9,056,085 (which included accrued interest). The Stipulation of Settlement was given provisional approval by the Court on July 19, 1996, and on September 20, 1996, the Court entered an order of final approval of the settlement. On October 28, 1996, the sum of $9,056,085 was paid by or on behalf of the Corporation to the Settlement Administrator. The settlement fund, less amounts paid towards attorney fees and other expenses as ordered by the Court, was paid to NationsBank N.A. (South), successor in interest to NationsBank (Georgia) as the ESOP trustee, on October 29, 1996, for administration pursuant to the terms of the ESOP trust.

              The Corporation and its subsidiaries also have sundry claims and other lawsuits pending against them and also have made certain guarantees in the ordinary course of business. It is not possible to determine with certainty the ultimate liability, if any, of the Corporation in any of the matters referred to in this item, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Corporation.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Executive Officers of the Corporation

         The Corporation's executive officers are listed below.

              Name                  Age            Position
              ----                  ---            --------

George W. Henderson, III.........   48    Director, President and Chief
                                          Executive Officer

Bernard A. Leventhal.............   63    Director and Vice Chairman

Abraham B. Stenberg..............   61    Director, Executive Vice President
                                          and President and Chief Operating
                                          Officer of the Burlington Interior
                                          Furnishings Group

Gary P. Welchman.................   53    Executive Vice President

John D. Englar...................   49    Director, Senior Vice President,
                                          Corporate Development and Law

Charles E. Peters, Jr. ..........   45    Senior Vice President and Chief
                                          Financial Officer

James H. Clippard, Jr. ..........   59    Vice President, Investor Relations

Agustin J. Diodati...............   58    Vice President and Controller

Barbara K. Eisenberg.............   51    Vice President, Corporate Secretary
                                          and Associate General Counsel

James M. Guin....................   53    Vice President, Human Resources and
                                          Public Relations

Lynn L. Lane.....................   45    Vice President and Treasurer

George C. Waldrep, Jr. ..........   57    Group Vice President

Robert A. Wicker.................   52    Vice President and General Counsel

              Mr. Henderson has been Chief Executive Officer of the Corporation since 1995 and President and Chief Operating Officer of the Corporation since 1993. He was a Group Vice President of the Corporation for more than five years prior to 1993.

              Mr. Leventhal has been Vice Chairman of the Corporation since 1995. Prior thereto, he was an Executive Vice President of the Corporation (from
1993) and President of the Corporation's Menswear division for more than five years. Mr. Leventhal was a Group Vice President of the Corporation for more than five years prior to 1993.

              Mr. Stenberg has been an Executive Vice President of the Corporation since 1993 and President and Chief Operating Officer of the
Burlington Interior Furnishings Group since 1995, in which capacity he has senior management responsibility for the Corporation's interior furnishings segment's four businesses--Burlington House, Burlington House Area Rugs, Lees and The Bacova Guild, Ltd.--as well as the Corporation's operations in Mexico. Prior thereto, he was a Group Vice President of the Corporation for more than five years prior to 1993.

              Mr. Welchman has been Executive Vice President of the Corporation since 1993. Prior thereto, he was a Group Vice President of the Corporation (from 1991). He has served as President of the Klopman Fabrics division for more than five years.

              Mr. Englar has been Senior Vice President, Corporate Development and Law of the Corporation since 1995. Prior thereto, he was a Senior Vice President, Finance and Law (from 1993) and Chief Financial Officer of the Corporation (from 1994). He was Vice President and General Counsel of the
Corporation for more than five years prior to 1994 and Secretary for more than five years prior to 1993.

              Mr. Peters has been Senior Vice President and Chief Financial Officer of the Corporation since 1995. He was Senior Vice President-Finance of Boston Edison Company from 1991 until joining Burlington and Senior Vice
President and Chief Financial Officer of GenRad, Inc., a multi-national manufacturer of automatic test equipment, prior to 1991.

              Mr. Clippard has been Vice President, Investor Relations since August, 1996. Prior thereto, he was Vice President, Finance and Investor Relations (from 1994). For more than five years prior thereto he was Director of Investor Relations for IBM Corporation.

              Mr. Diodati has been a Vice President and Controller of the Corporation for more than five years.

              Ms. Eisenberg has been Vice President of the Corporation since 1995. She has been Secretary of the Corporation since 1993 and Associate General Counsel of the Corporation for more than five years.

              Mr. Guin has been Vice President, Human Resources and Public Relations, since January, 1996. He was Director of Human Resources for the Corporation from 1993 through 1995 and prior thereto he was a divisional personnel manager for various divisions of the Corporation.

              Ms.  Lane  was  elected  Vice   President  and  Treasurer  of  the
Corporation in August, 1996. She was Vice President and Treasurer of R.J. Reynolds Tobacco Company from 1995 until joining Burlington and was Vice President and Assistant Treasurer, Capital Markets of RJR Nabisco, Inc. from 1991 to 1995.

              Mr. Waldrep has been a Group Vice President of the Corporation for more than five years.

              Mr. Wicker has been Vice President and General Counsel of the Corporation since 1995. He was Associate General Counsel of the Corporation since 1993, and was a partner at the law firm of Smith, Helms, Mulliss & Moore for more than five years prior thereto.

              Executive officers of the Corporation are elected by, and serve at the discretion of, its Board of Directors. None of the executive officers or Directors of the Corporation is related by blood, marriage or adoption to any other executive officer or Director of the Corporation.

                                     PART II

Item 5.       Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters

              Reference is made to Note R to the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the composite high and low sales prices for the Corporation's Common Stock for each fiscal quarter of fiscal years 1996 and 1995. The Corporation's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange.

              As of November 18, 1996, there were approximately 1,652 holders of record of the Corporation's common stock and four holders of record of the Corporation's nonvoting common stock.

              The Corporation has not paid any cash dividends on its common stock during fiscal years 1996 and 1995. The Corporation's bank credit agreement places annual limitations on the payment of dividends on the Corporation's common stock. Under such agreement, the Corporation may not pay dividends in an aggregate amount in any fiscal year, on a cumulative basis since the beginning of such fiscal year through such time, in an amount exceeding 50% of Consolidated Net Income (as defined in such bank credit agreement) for the preceding fiscal year.

Item 6.       Selected Financial Data

              The information required by this Item is set forth in the table entitled "Statistical Review" in the Corporation's 1996 Annual Report to Shareholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1996 Annual Report to Shareholders, and the material referenced therein in Notes B and O to the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

              The financial statements, including the Report of the Corporation's Independent Auditors, required by this Item are incorporated herein by reference to the Corporation's 1996 Annual Report to Shareholders. See
Item 14 for a list of those financial statements and the pages of the Corporation's 1996 Annual Report to Shareholders from which they are incorporated.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE
                                                                      Page  No.
                                                                      ---------
Burlington Industries, Inc. and Subsidiary Companies:

   II.        Valuation and Qualifying Accounts.                         S-1

              All other schedules have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

              The information required by this Item is set forth under the caption "Information about Nominees and Directors" in the Corporation's Proxy Statement dated December 16, 1996 and is incorporated herein by reference.

              Information with respect to the Corporation's executive officers is included in Part I of this Report.

Item 11.      Executive Compensation

              The information required by this Item is set forth under the captions "Compensation of Directors"; "Report of the Compensation and Benefits Committee on Executive Compensation"; "Executive Compensation"; and "Stock Performance Graph" in the Corporation's Proxy Statement dated December 16, 1996 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement dated December 16, 1996 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              The information required by this Item is set forth in the paragraph immediately following the notes to the Summary Compensation Table in the Corporation's Proxy Statement dated December 16, 1996 and is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)    1.     Financial Statements

                     The information contained in the Corporation's 1996 Annual Report to Shareholders under the captions and on the pages indicated below is incorporated herein by reference:

                            Report of Ernst & Young LLP,
                               Independent Auditors (page 40)

                            Consolidated Statements of Operations -
                               for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994 (page 24)

                            Consolidated Balance Sheets -
                               as of September 28, 1996 and September 30, 1995 (page 25)

                            Consolidated  Statements  of  Cash  Flows  -
                               for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994 (page 26)

                            Notes to Consolidated Financial Statements (pages 27
                               to 38)

                     2.     Financial Statement Schedules

                     The financial statement schedule listed under Item 8 is filed as a part of this Report.

                     3.     Exhibits

                     The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

              (b) The Corporation has not filed any reports on Form 8-K during the last quarter of fiscal year 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BURLINGTON INDUSTRIES, INC.
Date:  December 12, 1996
                                           By /s/ George W. Henderson, III
                                             --------------------------------
                                                  George W. Henderson, III
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

       Signature                     Title                        Date
       ---------                     -----                        ----

/s/ George W. Henderson, III  Director, President and         December 12, 1996
----------------------------  Chief Executive Officer
    George W. Henderson, III  (Principal Executive Officer)

/s/ Charles E. Peters, Jr.    Senior Vice President and       December 12, 1996
----------------------------  Chief Financial Officer
    Charles E. Peters, Jr.    (Principal Financial Officer)

/s/ Agustin J. Diodati        Vice President and Controller   December 12, 1996
----------------------------  (Principal Accounting
    Agustin J. Diodati         Officer)

/s/ Joseph F. Abely, Jr.      Director                        December 12, 1996
----------------------------
    Joseph F. Abely, Jr.

/s/ John D. Englar            Director                        December 12, 1996
----------------------------
    John D. Englar

/s/ Frank S. Greenberg        Director                        December 12, 1996
----------------------------
    Frank S. Greenberg

/s/ Bernard A. Leventhal      Director                        December 12, 1996
----------------------------
    Bernard A. Leventhal

/s/ David I. Margolis         Director                        December 12, 1996
----------------------------
    David I. Margolis

/s/ John G. Medlin, Jr.       Director                        December 12, 1996
----------------------------
    John G. Medlin, Jr.

/s/ Nelson Schwab III         Director                        December 12, 1996
----------------------------
    Nelson Schwab III

/s/ Abraham B. Stenberg       Director                        December 12, 1996
----------------------------
    Abraham B. Stenberg

                          Index to Exhibits
                          -----------------
                           (Item 14(a)(3))

    Exhibit
       No.                 Description
   ----------              -----------

      3.1 Restated Certificate of Incorporation of the Corporation (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994.)

      3.2 Bylaws of the Corporation (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October 1, 1994.)

      4.1 Credit Agreement dated as of September 30, 1988, as amended and restated as of November 8, 1995, among the Corporation, the Lenders listed therein, Chemical Bank ("Chemical"), Bank of America Illinois, The Bank of Nova Scotia ("Scotiabank"), The Chase Manhattan Bank, N.A., First Union National Bank of North Carolina, NationsBank, N.A. and Wachovia Bank of North Carolina, N.A., as Managing Agents, Chemical, as Administrative Agent, and Scotiabank, as Fronting Bank (incorporated by reference from the Corporation's Form 8-K Report dated November 9, 1995).

      4.2         Indenture   dated  as  of  September  1,  1995,   between  the
                  Corporation and Wachovia Bank of North Carolina, N.A., as Trustee, relating to the 7.25% Notes of the Corporation due 2005 (incorporated by reference from the Corporation's Registration Statement on Form S-3, filed on August 2, 1995.)

                  NOTE: Pursuant to the provisions of Item 601 (b)(4)(iii) of Regulation S-K, the Corporation hereby undertakes to furnish to the Commission upon request copies of other instruments pursuant to which various entities hold long-term debt of the Corporation or its consolidated or unconsolidated subsidiaries, none of which instruments governs indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

      10.1 Lease dated as of May 1, 1994, between the Corporation and The Fisher-Sixth Avenue Company and Hawaiian Sixth Ave. Corp. (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994.)

      10.2        Indenture of Lease dated February 26, 1969, between Blanche S.
                  Benjamin and Edward B. Benjamin, and a predecessor to the Corporation, including the amendment thereto (incorporated by reference from Holdings' Registration Statement on Form S-1, File No. 33-16437, filed on August 12, 1987.)

      10.3 Agreement dated as of February 1, 1996, between the Corporation and George W. Henderson, III (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement).

      10.4 Agreement dated as of November 8, 1994, between the Corporation and Bernard A. Leventhal (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October 1, 1994). (Management contract or compensatory plan, contract or arrangement).

      10.5 Agreement dated as of November 8, 1994, between the Corporation and Abraham B. Stenberg (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October 1, 1994). (Management contract or compensatory plan, contract or arrangement).

      10.6 Agreement dated as of February 1, 1996, between the Corporation and John D. Englar (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement).

      10.7 Agreement dated as of February 1, 1996, between the Corporation and James M. Guin (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement).

      10.8 Agreement dated as of February 1, 1996, between the Corporation and Gary P. Welchman (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement).

      10.9 Agreement dated as of June 1, 1995, between the Corporation and Agustin J. Diodati (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995). (Management contract or compensatory plan, contract or arrangement).

      10.10 Agreement dated as of May 1, 1996, between the Corporation and George C. Waldrep, Jr. (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended June 29, 1996). (Management contract or compensatory plan, contract or arrangement).

      10.11 Agreement dated as of November 13, 1995, between the Corporation and Charles E. Peters, Jr. (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995). (Management contract or compensatory plan, contract or arrangement).

      10.12 Agreement dated as of July 5, 1996, between the Corporation and Lynn L. Lane. (Management contract or compensatory plan, contract or arrangement).

      10.13 1994 Deferred Compensation Plan (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement).

      10.14 Form of Stock Purchase Agreement dated as of March 19, 1992, between Burlington Industries Equity Inc. (predecessor to the Corporation, "Burlington Equity") and The Equitable Life Assurance Society of the United States and its affiliates (the "Equitable Investors") (incorporated by reference from Amendment No. 6 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 19, 1992).
                  (Management contract or compensatory plan, contract or arrangement).

      10.15 Description of Supplemental Pre-Retirement and Post-Retirement Benefits Plan, as amended, and form of participant agreement (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2,
                  1993). (Management contract or compensatory plan, contract or arrangement).

      10.16 Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Corporation's Form 10-K Annual Report for the 1994). (Management contract or compensatory plan, contract or arrangement).

      10.17 Stock Plan for Non-Employee Directors, as amended (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994). (Management contract or compensatory plan, contract or arrangement).

      10.18(a) Burlington Industries Equity Inc. 1992 Equity Incentive Plan ("1992 Incentive Plan") (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992). (Management contract or compensatory plan, contract or arrangement).

      10.18(b) Amendments to the 1992 Incentive Plan, effective as of July 22, 1992 (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement).

      10.18(c) Forms of agreements under 1992 Incentive Plan (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement).

      10.18(d) Forms of amendments to agreements under 1992 Incentive Plan, effective as of July 28, 1993 (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement).

      10.19(a) Burlington Industries, Inc. 1995 Equity Incentive Plan ("1995 Incentive Plan") (incorporated by reference from Exhibit A to the Corporation's proxy statement dated December 18, 1995). (Management contract or compensatory plan, contract or arrangement).

      10.19(b) Amendment to 1995 Incentive Plan, effective as of November 1, 1995. (Management contract or compensatory plan, contract or arrangement).

      10.19(c) Form of agreement under 1995 Incentive Plan (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement).

      10.20(a) Consulting Agreement between the Corporation and Frank S. Greenberg for calendar year 1996, effective January 1, 1996 (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995). (Management contract or compensatory plan, contract or arrangement).

      10.20(b) Consulting Agreement between the Corporation and Frank S. Greenberg for calendar year 1997, effective January 1, 1997. (Management contract or compensatory plan, contract or arrangement).

      10.21(a) Stockholder Agreement ("Stockholder Agreement") dated as of October 23, 1990, among Burlington Equity and the other parties listed on the signature pages thereof (incorporated by reference from the Form 10-K Annual Report for Capital for the fiscal year ended September 29, 1990).

      10.21(b) Amendment dated January 17, 1992, to the Stockholder Agreement (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992).

      10.21(c) Letter agreement dated October 25, 1993, with respect to the Stockholder Agreement (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

      10.22 Receivables Purchase Agreement dated as of March 26, 1992, as amended and restated as of August 17, 1994, among B.I. Funding, Inc. ("BIF"), the Corporation, B.I. Transportation, Inc. ("BIT") and Burlington Fabrics Inc. ("Fabrics") (incorporated by reference from the Corporation's Form 8-K Report dated August 18, 1994).

      10.23 Amended and Restated Liquidity Agreement dated as of August 17, 1994, among BIF, certain financial institutions as Liquidity Lenders, and Scotiabank, as the Liquidity Agent for the Liquidity Lenders (incorporated by reference from the Corporation's Form 8-K Report dated August 18, 1994).

      10.24 Facility Agreement dated as of December 18, 1992, as amended and restated as of August 17, 1994, among BIF, the Corporation, as Servicer, and Scotiabank, as Liquidity Agent and Collateral Agent (incorporated by reference from the Corporation's Form 8-K Report dated August 18, 1994).

      10.25(a) Form of Commercial Paper Dealer Agreement between the Corporation, BIF and dealers of BIF securities ("Dealer Agreement") (incorporated by reference from the Form 10-Q Quarterly Report for Burlington Equity for the fiscal quarter ended January 2, 1993).

      10.25(b) Amendment No. 1 to the Dealer Agreement (incorporated by reference from the Corporation's Form 8-K Report dated August 18, 1994).

      10.26(a) Depositary and Issuing and Paying Agent Agreement dated December 18, 1992, between Chemical and BIF ("DIPA Agreement") (incorporated by reference from the Form 10-Q Quarterly Report for Burlington Equity for the fiscal quarter ended January 2,
                  1993).

      10.26(b) Amendment No. 1 dated as of August 17, 1994, to the DIPA Agreement (incorporated by reference from the Corporation's Form 8-K Report dated August 18, 1994).

      10.27(a) Amended and Restated Subordination Agreement, Consent and Acknowledgment, dated as of December 18, 1992, among Fabrics, the Corporation, BIT, BIF and Scotiabank, as Liquidity and Collateral Agent ("Subordination Agreement") (incorporated by reference from the Form 10-Q Quarterly Report for Burlington Equity for the fiscal quarter ended January 2, 1993).

      10.27(b)    Amendment   No.  1  dated  as  of  August  17,  1994,  to  the
                  Subordination Agreement (incorporated by reference from the Corporation's Form 8-K Report dated August 18, 1994).

      12          Computation of Ratio of Earnings to Fixed Charges.

      13          Portions  of  the   Corporation's   1996   Annual   Report  to
                  Shareholders expressly incorporated by reference.

      22          List of subsidiaries of the Corporation.

      23          Consent of Ernst & Young LLP.

      27          Financial Data Schedule.

                                                                    Schedule II
               BURLINGTON INDUSTRIES INC. AND SUBSIDIARY COMPANIES

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)

                                    Additions
                         ------------------------------
                                      Charged
                                     (Credited)
                         Balance at   to Costs  Charged                Balance
                          Beginning      and    to Other               at Close
     Description          of Period   Expenses  Accounts  Deductions  of Period
     -----------         ----------  ---------  --------  ----------  ---------

Fiscal year ended September 28, 1996
------------------------------------
  Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 4,226     $ 6,457      $ -    $ 4,487 (2) $ 6,154
                                                               42 (3)
   Discounts............    1,022        (113)(1)    -          -         909
   Returns and
    allowances..........   13,974         429 (1)    -          -      14,403
                          -------     -------      ---    -------     -------
                          $19,222     $ 6,773      $ -    $ 4,529     $21,466
                          =======     =======      ===    =======     =======


Fiscal year ended September 30, 1995
------------------------------------
  Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 4,001     $10,382     $103(4) $10,184 (2) $ 4,226
                                                               76 (3)
   Discounts............      995          27 (1)    -          -       1,022
   Returns and
    allowances..........   12,250       1,559 (1)  165(4)       -      13,974
                          -------     -------      ---    -------     -------
                          $17,246     $11,968     $268    $10,260     $19,222
                          =======     =======     ====    =======     =======


Fiscal year ended October 1, 1994
---------------------------------
  Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 4,157    $ 1,624      $  -    $ 1,719 (2) $ 4,001
                                                               61 (3)
   Discounts............    1,009        (14) (1)    -         -          995
   Returns and
    allowances..........   12,546       (296) (1)    -         -       12,250
                          -------     -------      ---    -------     -------
                          $17,712    $ 1,314      $  -    $ 1,780     $17,246
                          =======    =======      ====    =======     =======






(1)  Represents net increase (decrease) in required reserves.
(2)  Uncollectible accounts receivable written off, net of recoveries.
(3)  Represents changes in reserves due to foreign exchange fluctuation.
(4)  Represents increase attributable to acquisition.