Form 10-Q
period 1996-12-28
BURLINGTON INDUSTRIES INC /DE/
filed 1997-01-30
CIK 870213

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 28, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 15, 1997, there were outstanding 55,735,068 shares of Common Stock, par value $.01 per share, and 6,773,608 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information

Item 1.   Financial Statements



              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)




                                                        Three          Three
                                                        months         months
                                                        ended          ended
                                                     December 28,   December 30,
                                                         1996           1995
                                                     ----------     ----------

Net sales.........................................   $  476,490     $  512,694
Cost of sales.....................................      403,910        434,689
                                                     ----------     ----------
Gross profit......................................       72,580         78,005
Selling, administrative and general expenses......       37,339         40,951
Amortization of goodwill..........................        4,539          4,553
                                                     ----------     ----------
Operating income before interest and taxes........       30,702         32,501
Interest expense..................................       14,636         16,301
Other expense (income) - net......................         (566)           289
                                                     ----------     ----------
Income before income taxes........................       16,632         15,911
Income tax expense:
  Current.........................................        2,238          3,898
  Deferred........................................        5,009          3,540
                                                     ----------     ----------
    Total income tax expense......................        7,247          7,438
                                                     ----------     ----------
Income before extraordinary item..................        9,385          8,473
Extraordinary item:
  Loss from early extinguishment of debt,
   net of income tax benefit of $454 for
   the three months ended December 30, 1995.......            -            697
                                                     ----------     ----------
Net income........................................   $    9,385     $    7,776
                                                     ==========     ==========

Average common shares outstanding.................       62,976         65,143

Net income per common share:
  Income before extraordinary item................   $     0.15     $     0.13
  Extraordinary item..............................            -          (0.01)
                                                     ----------     ----------
                                                     $     0.15     $     0.12
                                                     ==========     ==========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                                    December 28,   September 28,
                                                        1996           1996
                                                    -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents.......................    $     7,222     $    15,392
Short-term investments..........................         22,035          22,755
Customer accounts receivable after deductions
  of $21,455 and $21,466 for the respective
  dates for doubtful accounts, discounts,
  returns and allowances........................        298,837         342,390
Sundry notes and accounts receivable............          5,487           6,608
Inventories.....................................        335,918         329,386
Prepaid expenses................................          4,737           2,839
                                                    -----------     -----------
     Total current assets.......................        674,236         719,370
Fixed assets, at cost:
Land and land improvements......................         34,262          34,332
Buildings.......................................        386,206         381,281
Machinery, fixtures and equipment...............        587,429         585,587
                                                    -----------     -----------
                                                      1,007,897       1,001,200
Less accumulated depreciation and amortization..        440,868         436,069
                                                    -----------     -----------
     Fixed assets - net.........................        567,029         565,131
Other assets:
Investments and receivables.....................         18,822          14,032
Intangibles and deferred charges................         27,297          25,875
Net assets held for sale........................          4,444           4,409
Excess of purchase cost over
 net assets acquired............................        552,586         557,125
                                                    -----------     -----------
     Total other assets.........................        603,149         601,441
                                                    -----------     -----------
                                                    $ 1,844,414     $ 1,885,942
                                                    ===========     ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings...........................    $     2,200     $         -
Long-term debt due currently....................            470           1,720
Accounts payable and accrued expenses...........        148,800         196,583
Income taxes payable............................         11,267          20,674
Deferred income taxes...........................         48,748          46,375
                                                    -----------     -----------
     Total current liabilities..................        211,485         265,352
Long-term liabilities:
Long-term debt..................................        842,715         837,136
Other...........................................         58,467          57,360
                                                    -----------     -----------
     Total long-term liabilities................        901,182         894,496
Deferred income taxes...........................        112,810         110,174
Shareholders' equity:
Common stock issued.............................            684             684
Capital in excess of par value..................        881,600         885,485
Accumulated deficit.............................       (183,614)       (192,999)
Currency translation adjustments................        (10,021)         (9,263)
                                                    -----------     -----------
                                                        688,649         683,907
Less unearned compensation......................           (256)           (300)
Less cost of common stock held in treasury......        (69,456)        (67,687)
                                                    -----------     -----------
     Total shareholders' equity.................        618,937         615,920
                                                    -----------     -----------
                                                    $ 1,844,414     $ 1,885,942
                                                    ===========     ===========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)



                                                        Three         Three
                                                        months        months
                                                        ended         ended
                                                     December 28,  December 30,
                                                         1996          1995
                                                      ----------    ---------
Cash flows from operating activities:
Net income.........................................   $    9,385    $   7,776
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of fixed assets..       15,724       16,239
    Amortization of intangibles and deferred
      debt expense.................................        4,733        5,540
    Deferred income taxes..........................        5,009        3,540
    Loss from early extinguishment of debt.........            -        1,151
    Changes in assets and liabilities:
        Customer accounts receivable - net.........       42,498       41,436
        Sundry notes and accounts receivable.......        1,121        2,831
        Inventories................................       (7,766)      (9,822)
        Prepaid expenses...........................       (1,898)      (1,240)
        Accounts payable and accrued expenses......      (42,783)     (29,564)
    (Payment) receipt of financing fees............          364         (343)
    Change in interest payable.....................        2,648        2,851
    Change in income taxes payable.................       (9,407)       3,330
    Other..........................................       (4,695)      (3,281)
                                                      ----------    ---------
         Total adjustments.........................        5,548       32,668
                                                      ----------    ---------
Net cash provided by operating activities..........       14,933       40,444
                                                      ----------    ---------

Cash flows from investing activities:
Capital expenditures...............................      (19,460)     (22,383)
Proceeds from sales of assets......................        2,546        2,141
Investment in joint venture........................       (1,250)           -
Change in investments..............................         (463)        (472)
                                                      ----------    ---------
Net cash used by investing activities..............      (18,627)     (20,714)
                                                      ----------    ---------

Cash flows from financing activities:
Net change in short-term borrowings................        2,200        9,959
Repayments of long-term debt.......................      (24,878)    (560,237)
Proceeds from issuance of long-term debt...........       28,738      577,100
Purchase of treasury stock.........................      (10,536)     (45,002)
                                                      ----------    ---------
Net cash used by financing activities..............       (4,476)     (18,180)
                                                      ----------    ---------

Net change in cash and cash equivalents............       (8,170)       1,550
Cash and cash equivalents at beginning of period...       15,392       10,507
                                                      ----------    ---------
Cash and cash equivalents at end of period.........   $    7,222    $  12,057
                                                      ==========    =========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             As of and for the three months ended December 28, 1996

Note A.

     With respect to interim quarterly financial data, which are unaudited, in the opinion of Management, all adjustments necessary to a fair statement of the results for such interim periods have been included. All adjustments were of a normal recurring nature.

Note B.

     Accounts of international subsidiaries are included as of dates three months or less prior to that of the consolidated balance sheets.

Note C.

     Income per common share is computed based on the weighted average number of common shares outstanding during each period.

Note D.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                    December 28,   September 28,
                                                        1996           1996
                                                     ----------     ----------
     Inventories at average cost:
       Raw materials.............................    $   51,484     $   49,481
       Stock in process..........................        96,368         96,836
       Produced goods............................       207,414        200,679
       Dyes, chemicals and supplies..............        23,762         23,100
                                                     ----------     ----------
                                                        379,028        370,096
       Less excess of average cost over LIFO.....        43,110         40,710
                                                     ----------     ----------
           Total.................................    $  335,918     $  329,386
                                                     ==========     ==========


Note F.

     In June 1992, a class action entitled Atwood et al. v. Burlington Industries Equity Inc. et al. (Civ. Act. No. 2:92CV00716) was commenced on behalf of all participants in the Company's Employee Stock Ownership Plan ("ESOP"). The defendants included the Company and certain of its officers, directors and employees, Morgan Stanley & Co., and the independent trustee of the ESOP. The complaint alleged certain causes of action for breach of fiduciary duties under the Employee Retirement Income Security Act and violation of the securities laws and state common law principally in connection with the 1989 sale of Company stock to the ESOP. On October 28, 1996, all claims in the lawsuit were settled pursuant to a court-approved agreement. The Company's portion of the settlement was adequately covered by reserves and insurance proceeds.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

General

Despite a slowdown in the denim markets, the Company began to experience during the first quarter of its 1997 fiscal year some of the benefits of its restructuring activities in the apparel products segment. The realignment of certain apparel assets eliminated divisional losses while providing necessary capacity to grow critical areas. In the interior furnishings area, results of operations of the Carpet division were particularly strong.

The plan announced in June, 1996 to close the Knitted Fabrics division was carried out with the phasing out of production through October, 1996. Sales of the majority of the division's assets continued during the current period.

Performance by Segment

     The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months ended December 28, 1996 and December 30, 1995, respectively. Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets, the Company believes that operating income before interest, taxes, depreciation and amortization ("EBITDA"), which is set forth in the table below with respect to each segment, contributes to a better understanding of the Company's ability to satisfy its debt obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income before interest and taxes, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles.

                                                   Three Months Ended
                                               --------------------------
                                               December 28,  December 30,
                                                   1996          1995
                                               ------------  ------------
                                              (Dollar amounts in millions)
Net sales
  Apparel products.........................      $  273.0      $  300.4
  Interior furnishings products............         203.5         212.3
                                                 --------      --------
     Total.................................      $  476.5      $  512.7
                                                 ========      ========

Operating income before interest and taxes
  Apparel products.........................      $   17.9      $   19.7
    As a percentage of net sales...........           6.6%          6.6%
  Interior furnishings products............      $   12.8      $   12.8
    As a percentage of net sales...........           6.3%          6.0%
                                                 --------      --------
     Total.................................      $   30.7      $   32.5
      As a percentage of net sales.........           6.4%          6.3%
                                                 ========      ========

Operating income before interest, taxes,
 depreciation and amortization (EBITDA)
  Apparel products.........................      $   29.9      $   32.6
    As a percentage of net sales...........          11.0%         10.9%
  Interior furnishings products............      $   21.1      $   21.3
    As a percentage of net sales...........          10.4%         10.0%
                                                 --------      --------
      Total................................      $   51.0      $   53.9
       As a percentage of net sales........          10.7%         10.5%
                                                 ========      ========

RESULTS OF OPERATIONS

Comparison of Three Months ended December 28, 1996 and December 30, 1995.

     Net sales for the first quarter of the 1997 fiscal year were $476.5 million, 7.1% lower than the $512.7 million recorded for the first quarter of the 1996 fiscal year. Net sales of products for apparel markets for the first quarter of the 1997 fiscal year were $273.0 million, 9.1% lower than the $300.4 million recorded in the first quarter of the 1996 fiscal year. This reduction was due primarily to the elimination of the volume produced and marketed by the Knitted Fabrics division, which was closed. Net sales of products for interior furnishings markets for the first quarter of the 1997 fiscal year were $203.5 million in comparison with the $212.3 million recorded in the first quarter of the 1996 fiscal year. The change in sales of the interior furnishings segment was mainly attributable to the JG Furniture division which was sold in April, 1996, and the lower volume experienced by the rugs operations. Total export sales increased 12% over the comparable quarter of the prior year and represented 11.6% of net sales.

     Operating income before interest and taxes for the first quarter of the 1997 fiscal year was $30.7 million, a decrease of 5.5% from the $32.5 million recorded in the first quarter of the 1996 fiscal year. Amortization of goodwill was $4.5 million and $4.6 million in the first quarter of the 1997 and 1996 fiscal years, respectively. Operating income before interest and taxes for the apparel products segment for the first quarter of the 1997 fiscal year was $17.9 million compared to $19.7 million recorded for the first quarter of the 1996 fiscal year. The factors accounting for the decrease in operating income of the apparel products segment were lower profits of the Denim division partially offset by the absence of Knitted Fabrics operating losses in the current period. Operating income before interest and taxes for the interior furnishings products segment for the first quarter of the 1997 fiscal year was $12.8 million, unchanged from the comparable quarter of the previous fiscal year.

     Operating income before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of the 1997 fiscal year was $51.0 million, or 10.7% of sales, compared with $53.9 million, or 10.5% of sales, in the first quarter of the 1996 fiscal year. EBITDA for the apparel products segment was $29.9 million, or 11.0% of sales, in the first quarter of the 1997 fiscal year compared with $32.6 million, or 10.9% of sales in the first quarter of the 1996 fiscal year. EBITDA for the interior furnishings products segment was $21.1 million, or 10.4% of sales, in the first quarter of the 1997 fiscal year in comparison with $21.3 million, or 10.0% of sales, in the first quarter of the 1996 fiscal year.

     Interest expense for the first quarter of the 1997 fiscal year was $14.6 million, or 3.1% of net sales, compared with $16.3 million, or 3.2% of net sales, in the first quarter of the 1996 fiscal year. The decrease in interest expense was due primarily to the lower level of debt outstanding.

     An extraordinary loss from early extinguishment of debt - $1.2 million before taxes, $0.7 million net of tax benefit, or $0.01 loss per share - was recorded in the first quarter of the 1996 fiscal year. This resulted from the write-off of deferred debt expense associated with the replacement of the 1994 Bank Credit Agreement in November, 1995.

Liquidity and Capital Resources

     During the first three months of the 1997 fiscal year, the Company generated $14.9 million of cash from operating activities and $2.5 million from sales of assets and had net borrowings of long- and short-term debt of $6.1 million. Cash was primarily used as follows: $10.5 million for the repurchase of Company common stock and $20.7 million for capital expenditures and investment in joint venture. At December 28, 1996, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $845.4 million compared with $838.9 million at September 28, 1996 and $940.0 million at December 30, 1995.

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

     The Company has a $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which expires in March, 2001. At January 24, 1997, the Company had approximately $225.0 million in unused capacity under this facility. The Company also maintains $27.0 million in additional overnight borrowing availability under bank lines of credit.

     Loans under the 1995 Bank Credit Agreement bear interest at optional floating rates based on the Adjusted Eurodollar Rate plus 0.275% or Eurodollar rates or fixed rates which may be offered by lenders pursuant to the competitive bid procedures under the Agreement. In addition, the entire amount of the $750.0 million credit facility is subject to an annual facility fee of 0.15%. Changes in the Company's debt rating from current levels would increase or decrease borrowing costs.

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

     The Company also has in effect, through its wholly-owned subsidiary, B.I. Funding, Inc., a $225.0 million receivables-backed, A-1/D-1 rated commercial paper program which is supported by a multi-bank liquidity facility expiring in August 1998. At January 24, 1997, $162.1 million of commercial paper with original maturities of up to 72 days was outstanding. There were no borrowings outstanding at such date under the liquidity facility.

     In September 1995, a $400 million senior debt shelf registration statement was filed and became effective. The Company has utilized $150 million and has remaining capacity of $250 million under this shelf registration.

     Because the Company's obligations under the 1995 Bank Credit Agreement and commercial paper program bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

                           PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 None.

            (b)  Reports on Form 8-K.

                 The Corporation did not file any reports on Form 8-K during the quarter for which this Report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BURLINGTON INDUSTRIES, INC.



                                     By  /s/  CHARLES E. PETERS, JR.
                                              Charles E. Peters, Jr.
Date:  January 30, 1997                      Senior Vice President and
                                              Chief Financial Officer



                                     By  /s/  AGUSTIN J. DIODATI
Date:  January 30, 1997                       Agustin J. Diodati
                                              Vice President and
                                                  Controller