Form 10-Q
period 1997-03-29
BURLINGTON INDUSTRIES INC /DE/
filed 1997-04-30
CIK 870213

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 29, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 15, 1997, there were outstanding 56,259,594 shares of Common Stock, par value $.01 per share, and 4,995,608 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part I - Financial Information
Item 1.   Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                    Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)




                                     Three      Three       Six         Six
                                     months     months     months      months
                                     ended      ended      ended       ended
                                   March 29,  March 30,   March 29,   March 30,
                                      1997       1996       1997        1996
                                   ---------  ---------  ----------  ----------

Net sales........................  $ 537,161  $ 572,081  $1,013,651  $1,084,775
Cost of sales....................    450,196    471,760     854,106     906,449
                                   ---------  ---------  ----------  ----------
Gross profit.....................     86,965    100,321     159,545     178,326
Selling, administrative and
  general expenses...............     37,993     43,925      75,332      84,876
Amortization of goodwill.........      4,540      4,552       9,079       9,105
                                   ---------  ---------  ----------  ----------
Operating income before
  interest and taxes.............     44,432     51,844      75,134      84,345
Interest expense.................     14,849     16,621      29,485      32,922
Other expense (income) - net.....     (5,620)      (362)     (6,186)        (73)
                                   ---------  ---------  ----------  ----------
Income before income taxes.......     35,203     35,585      51,835      51,496
Income tax expense:
  Current........................      9,949     13,448      12,187      17,346
  Deferred.......................      4,139      1,436       9,148       4,976
                                   ---------  ---------  ----------  ----------
    Total income tax expense.....     14,088     14,884      21,335      22,322
                                   ---------  ---------  ----------  ----------
Income before
  extraordinary item.............     21,115     20,701      30,500      29,174
Extraordinary item:
  Loss from early
   extinguishment of debt, net
   of income tax benefit of
   $454 for the six months
   ended March 30, 1996..........          -          -           -         697
                                   ---------  ---------  ----------  ----------
Net income.......................  $  21,115  $  20,701  $   30,500  $   28,477
                                   =========  =========  ==========  ==========

Average common shares
  outstanding....................     61,962     62,501      62,469      63,822

Net income per common share:
  Income before
   extraordinary item............  $    0.34  $    0.33  $     0.49  $     0.46
  Extraordinary item.............          -          -           -       (0.01)
                                   ---------  ---------  ----------  ----------
                                   $    0.34  $    0.33  $     0.49  $     0.45
                                   =========  =========  ==========  ==========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                         Consolidated Balance Sheets
                           (Amounts in thousands)

                                                      March 29,    September 28,
                                                        1997           1996
                                                    -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents.......................    $    12,961     $    15,392
Short-term investments..........................         21,525          22,755
Customer accounts receivable after deductions
  of $21,053 and $21,466 for the respective
  dates for doubtful accounts, discounts,
  returns and allowances........................        355,584         342,390
Sundry notes and accounts receivable............          7,319           6,608
Inventories.....................................        353,421         329,386
Prepaid expenses................................          4,452           2,839
                                                    -----------     -----------
     Total current assets.......................        755,262         719,370
Fixed assets, at cost:
Land and land improvements......................         34,256          34,332
Buildings.......................................        393,043         381,281
Machinery, fixtures and equipment...............        595,991         585,587
                                                    -----------     -----------
                                                      1,023,290       1,001,200
Less accumulated depreciation and amortization..        451,551         436,069
                                                    -----------     -----------
     Fixed assets - net.........................        571,739         565,131
Other assets:
Investments and receivables.....................         21,346          14,032
Intangibles and deferred charges................         30,553          25,875
Net assets held for sale........................          4,462           4,409
Excess of purchase cost over
 net assets acquired............................        548,046         557,125
                                                    -----------     -----------
     Total other assets.........................        604,407         601,441
                                                    -----------     -----------
                                                    $ 1,931,408     $ 1,885,942
                                                    ===========     ===========
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings...........................    $     3,900     $         -
Long-term debt due currently....................            470           1,720
Accounts payable and accrued expenses...........        173,429         196,583
Income taxes payable............................         16,517          20,674
Deferred income taxes...........................         48,632          46,375
                                                    -----------     -----------
     Total current liabilities..................        242,948         265,352
Long-term liabilities:
Long-term debt..................................        890,738         837,136
Other...........................................         59,102          57,360
                                                    -----------     -----------
     Total long-term liabilities................        949,840         894,496
Deferred income taxes...........................        117,065         110,174
Shareholders' equity:
Common stock issued.............................            684             684
Capital in excess of par value..................        881,246         885,185
Accumulated deficit.............................       (162,499)       (192,999)
Currency translation adjustments................        (10,429)         (9,263)
                                                    -----------     -----------
                                                        709,002         683,607
Less cost of common stock held in treasury......        (87,447)        (67,687)
                                                    -----------     -----------
     Total shareholders' equity.................        621,555         615,920
                                                    -----------     -----------
                                                    $ 1,931,408     $ 1,885,942
                                                    ===========     ===========

        BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
              Consolidated Statements of Cash Flows
          Increase (Decrease) in Cash and Cash Equivalents
                     (Amounts in thousands)




                                                           Six           Six
                                                          months        months
                                                          ended         ended
                                                         March 29,     March 30,
                                                           1997          1996
                                                        ----------    ---------

Cash flows from operating activities:
Net income.........................................     $   30,500    $  28,477
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of fixed assets..         32,004       33,187
    Amortization of intangibles
     and deferred debt expense.....................          9,393       10,742
    Deferred income taxes..........................          9,148        4,976
    Gain on disposal of assets.....................         (4,780)           -
    Loss from early extinguishment of debt.........              -        1,151
    Changes in assets and liabilities:
        Customer accounts receivable - net.........        (14,249)     (42,894)
        Sundry notes and accounts receivable.......           (711)       6,149
        Inventories................................        (25,269)      (9,798)
        Prepaid expenses...........................         (1,613)        (857)
        Accounts payable and accrued expenses......        (16,060)     (11,013)
    (Payment) receipt of financing fees............            364          (15)
    Change in interest payable.....................            284        2,216
    Change in income taxes payable.................         (2,096)       9,500
    Other..........................................         (8,628)       1,481
                                                        ----------    ---------
         Total adjustments.........................        (22,213)       4,825
                                                        ----------    ---------
Net cash provided by operating activities..........          8,287       33,302
                                                        ----------    ---------

Cash flows from investing activities:
Capital expenditures...............................        (40,264)     (42,767)
Proceeds from sales of assets......................          4,697        3,099
Investment in joint venture........................         (1,750)           -
Change in investments..............................           (186)      (1,207)
                                                        ----------    ---------
Net cash used by investing activities..............        (37,503)     (40,875)
                                                        ----------    ---------

Cash flows from financing activities:
Net change in short-term borrowings................          3,900           26
Repayments of long-term debt.......................         (9,882)    (545,930)
Proceeds from issuance of long-term debt...........         61,504      590,865
Proceeds from exercise of stock options............          2,057            -
Purchase of treasury stock.........................        (30,794)     (45,021)
                                                        ----------    ---------
Net cash provided (used) by financing activities...         26,785          (60)
                                                        ----------    ---------

Net change in cash and cash equivalents............         (2,431)      (7,633)
Cash and cash equivalents at beginning of period...         15,392       10,507
                                                        ----------    ---------
Cash and cash equivalents at end of period.........     $   12,961    $   2,874
                                                        ==========    =========

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 Notes to Consolidated Financial Statements
             As of and for the six months ended March 29, 1997

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

Note C.

     Income per common share is computed based on the weighted average number of common shares outstanding during each period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which the Company is required to adopt in the first quarter of the 1998 fiscal year. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of earnings per share for these periods is not expected to be material.

Note D.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                      March 29,   September 28,
                                                        1997          1996
                                                     ----------     ----------
     Inventories at average cost:
       Raw materials.............................    $   61,051     $   49,481
       Stock in process..........................        97,052         96,836
       Produced goods............................       213,567        200,679
       Dyes, chemicals and supplies..............        24,783         23,100
                                                     ----------     ----------
                                                        396,453        370,096
       Less excess of average cost over LIFO.....        43,032         40,710
                                                     ----------     ----------
           Total.................................    $  353,421     $  329,386
                                                     ==========     ==========

Note F.

     During the March 1997 quarter, the Company recognized an after-tax gain of $3.1 million, or $0.05 per share, related to the disposal of certain non-core operating assets. The related pre-tax gain is included in the caption "Other expense (income) - net" in the consolidated statement of operations.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition



General

        The Company's earnings per share for the second quarter of the 1997 fiscal year were $0.34 per share, in comparison with $0.33 recorded in the same quarter of the 1996 fiscal year. Included in the results of the second quarter of the 1997 fiscal year were two non-recurring items with a net effect of $0.01 gain per share: (i) an after-tax gain of $3.1 million, or $0.05 per share, from the sale of Advanced Textiles, Inc. (a small non-core business unit); and (ii) an after-tax charge of $2.3 million, or $0.04 per share, related to the closing of a yarn spinning plant in the Burlington House Area Rugs division.

        Results of operations for the second quarter of the 1997 fiscal year were essentially flat when compared with the same quarter of the previous year, despite the weakness in the Company's denim operations which resulted from inventory reductions in the supply chain. Although the tone of the denim business is better, the Company expects that the denim inventory correction will continue into the September quarter and as a result, will negatively impact earnings for the remaining half of the fiscal year by $0.10 to $0.15 per share.

Performance by Segment

     The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months and six months ended March 29, 1997 and March 30, 1996, respectively. Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets, the Company believes that operating income before interest, taxes, depreciation and amortization ("EBITDA"), which is set forth in the table below with respect to each segment, contributes to a better understanding of the Company's ability to satisfy its debt obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income before interest and taxes, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles.

                                       Three Months Ended    Six Months Ended
                                      -------------------   -------------------
                                      March 29,  March 30,  March 29,  March 30,
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                              (Dollar amounts in millions)
Net sales
  Apparel products..................  $  324.7   $  362.2   $  597.7   $  662.6
  Interior furnishings products.....     212.5      209.9      416.0      422.2
                                      --------   --------   --------   --------
     Total..........................  $  537.2   $  572.1   $l,013.7   $1,084.8
                                      ========   ========   ========   ========

Operating income before
 interest and taxes
  Apparel products..................  $   33.6   $   39.5   $   51.5   $   59.2
    As a percentage of net sales....      10.3%      10.9%       8.6%       8.9%
  Interior furnishings products.....  $   10.8(a)$   12.3   $   23.6(a)$   25.1
    As a percentage of net sales....       5.1%       5.9%       5.7%       5.9%
                                      --------   --------   --------   --------
     Total..........................  $   44.4   $   51.8   $   75.1   $   84.3
      As a percentage of net sales..       8.3%       9.1%       7.4%       7.8%
                                      ========   ========   ========   ========

Operating income before interest,
 taxes, depreciation and
 amortization (EBITDA)
  Apparel products..................  $   46.0   $   52.9   $   75.9   $   85.5
    As a percentage of net sales....      14.2%      14.6%      12.7%      12.9%
  Interior furnishings products.....  $   19.3(a)$   20.9   $   40.4(a)$   42.2
    As a percentage of net sales....       9.1%      10.0%       9.7%      10.0%
                                      --------   --------   --------   --------
      Total.........................  $   65.3   $   73.8   $  116.3   $  127.7
       As a percentage of net sales.      12.2%      12.9%      11.5%      11.8%
                                      ========   ========   ========   ========

(a) Includes $3.8 million charge for the closing of a yarn spinning plant in the Burlington House Area Rugs division.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 29, 1997 and March 30, 1996.

     Net sales for the second quarter of the 1997 fiscal year were $537.2 million, 6.1% lower than the $572.1 million recorded for the second quarter of the 1996 fiscal year. Net sales of products for apparel markets for the second quarter of the 1997 fiscal year were $324.7 million, 10.4% lower than the $362.2 million recorded in the second quarter of the 1996 fiscal year. This reduction was primarily due to the elimination of the volume produced and marketed by the Knitted Fabrics division, which was closed in June, 1996, and lower sales of the Denim division. Net sales of products for interior furnishings markets for the second quarter of the 1997 fiscal year were $212.5 million in comparison with the $209.9 million recorded in the second quarter of the 1996 fiscal year. The increase was mainly attributable to improved activity in the Carpet division. Total export sales increased 21% over the comparable quarter of the prior year and represented 12.2% of net sales.

     Operating income before interest and taxes for the second quarter of the 1997 fiscal year was $48.2 million before deducting the non-recurring $3.8 million charge for plant closing described under "General", in comparison with $51.8 million recorded in the same quarter of fiscal 1996. Amortization of goodwill was $4.5 million and $4.6 million in the second quarter of the 1997 and 1996 fiscal years, respectively. Operating income before interest and taxes for the apparel products segment for the second quarter of the 1997 fiscal year was $33.6 million compared to $39.5 million recorded for the second quarter of the 1996 fiscal year. The factors accounting for the decrease in operating income of the apparel products segment were lower profits of the Denim division partially offset by the absence of Knitted Fabrics division operating losses in the current period. Operating income before interest and taxes for the interior furnishings products segment for the second quarter of the 1997 fiscal year was $10.8 million, compared to $12.3 million recorded for the second quarter of the 1996 fiscal year. The reduction was due to the non-recurring charge for plant closing referred to above partially offset by improved results in the Carpet division.

     Operating income before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of the 1997 fiscal year was $69.1 million before non-recurring charge, compared with $73.8 million in the second quarter of the 1996 fiscal year. EBITDA for the apparel products segment was $46.0 million, or 14.2% of sales, in the second quarter of the 1997 fiscal year compared with $52.9 million, or 14.6% of sales in the second quarter of the 1996 fiscal year. EBITDA for the interior furnishings products segment was $23.1 million before non-recurring charge in the second quarter of the 1997 fiscal year in comparison with $20.9 million in the second quarter of the 1996 fiscal year.

     Interest expense for the second quarter of the 1997 fiscal year was $14.8 million, or 2.8% of net sales, compared with $16.6 million, or 2.9% of net sales, in the second quarter of the 1996 fiscal year. The decrease in interest expense was due primarily to the lower level of debt outstanding.

        Other income-net for the second quarter of the 1997 fiscal year was $5.6 million, consisting principally of a $4.8 million gain on the disposal of certain non-core operating assets and interest income. Other income-net for the second quarter of the 1996 fiscal year was $0.4 million, consisting principally of interest income.

Comparison of Six Months ended March 29, 1997 and March 30, 1996.

     Net sales for the first six months of the 1997 fiscal year were $1,013.7 million, 6.6% lower than the $1,084.8 million recorded for the first six months of the 1996 fiscal year. Net sales of products for apparel markets for the first six months of the 1997 fiscal year were $597.7 million, 9.8% lower than the $662.6 million recorded in the first six months of the 1996 fiscal year. This reduction was primarily due to the elimination of the volume produced and marketed by the Knitted Fabrics division, which was closed in June, 1996. Net sales of products for interior furnishings markets for the first six months of the 1997 fiscal year were $416.0 million in comparison with the $422.2 million recorded in the first six months of the 1996 fiscal year. The change in sales of the interior furnishings segment was mainly attributable to the sale of the JG Furniture division in April, 1996. Total export sales increased 17% over the comparable period of the prior year and represented 11.9% of net sales.

     Operating income before interest and taxes for the first six months of the 1997 fiscal year was $78.9 million before deducting the non-recurring $3.8 million charge for plant closing described under "General", in comparison with $84.3 million recorded in the same period of fiscal 1996. Amortization of goodwill was $9.1 million in the first six months of the 1997 and 1996 fiscal years. Operating income before interest and taxes for the apparel products segment for the first six months of the 1997 fiscal year was $51.5 million compared to $59.2 million recorded for the first six months of the 1996 fiscal year. The factors accounting for the decrease in operating income of the apparel products segment were lower profits of the Denim division partially offset by the absence of Knitted Fabrics division operating losses in the current period. Operating income before interest and taxes for the interior furnishings products segment for the first six months of the 1997 fiscal year was $23.6 million, compared to $25.1 million recorded for the first six months of the 1996 fiscal year. The reduction was due to the non-recurring charge for plant closing referred to above partially offset by improved results in the Carpet division.

     Operating income before interest, taxes, depreciation and amortization (EBITDA) for the first six months of the 1997 fiscal year was $120.1 million before non-recurring charge, compared with $127.7 million in the first six months of the 1996 fiscal year. EBITDA for the apparel products segment was $75.9 million, or 12.7% of sales, in the first six months of the 1997 fiscal year compared with $85.5 million, or 12.9% of sales in the first six months of the 1996 fiscal year. EBITDA for the interior furnishings products segment was $44.2 million before non-recurring charge in the first six months of the 1997 fiscal year in comparison with $42.2 million in the first six months of the 1996 fiscal year.

     Interest expense for the first six months of the 1997 fiscal year was $29.5 million, or 2.9% of net sales, compared with $32.9 million, or 3.0% of net sales, in the first six months of the 1996 fiscal year. The decrease in interest expense was due primarily to the lower level of debt outstanding.

        Other income-net for the first six months of the 1997 fiscal year was $6.2 million, consisting principally of a $4.8 million gain on the disposal of certain non-core operating assets and interest income. Other income-net for the first six months of the 1996 fiscal year consisted principally of a $1.2 million loss on the disposal of certain non-core operating assets, offset by $1.3 million of interest income.

        An extraordinary loss from early extinguishment of debt - $1.2 million before taxes, $0.7 million net of tax benefit, or $0.01 loss per share - was recorded in the first six months of the 1996 fiscal year. This resulted from the write-off of deferred debt expense associated with the replacement of the 1994 Bank Credit Agreement in November, 1995.

Liquidity and Capital Resources

     During the first six months of the 1997 fiscal year, the Company generated $8.3 million of cash from operating activities and $4.7 million from sales of assets and had net borrowings of long- and short-term debt of $55.5 million.

Cash was primarily used as follows: $30.8 million for the repurchase of Company common stock and $42.0 million for capital expenditures and investment in joint venture. At March 29, 1997, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $895.1 million compared with $838.9 million at September 28, 1996 and $957.8 million at March 30, 1996.

     The Company's principal uses of funds for the next several years will be for capital investments (including the funding of acquisitions and participations in joint ventures), servicing of indebtedness and working capital needs, and the repurchase of shares of Company common stock. The Company intends to fund such needs principally from net cash provided by operating activities and, to the extent necessary, from funds provided under the revolving credit facility of its 1995 Bank Credit Agreement and the receivables-backed commercial paper program described below. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

     The Company has a $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which expires in March, 2001. At April 25, 1997, the Company had approximately $215.0 million in unused capacity under this facility. The Company also maintains $27.0 million in additional overnight borrowing availability under bank lines of credit.

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

     The Company also has in effect, through its wholly-owned subsidiary, B.I. Funding, Inc., a $225.0 million receivables-backed, A-1/D-1 rated commercial paper program which is supported by a multi-bank liquidity facility expiring in August 1998. At April 25, 1997, $189.4 million of commercial paper with original maturities of up to 75 days was outstanding. There were no borrowings outstanding at such date under the liquidity facility.

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


Forward-Looking Statements

        With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent management's current expectations or beliefs as to the future and are subject to risks and uncertainties which could affect the Company's actual future results and which could cause those results to differ materially from the expectations or beliefs expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the outlook for global economic activity and its impact upon the Company's businesses; the demand for textiles products, including the acceptance by customers and consumers of the Company's products and the possible imbalances between consumer demand and inventories of the Company's customers; the success of the Company's value-added, fashion-driven product strategy; the Company's relationships with its principal customers and suppliers; prices of raw materials and labor components incorporated into the Company's costs; the continuing availability of supplies of raw materials; the success of the Company's strategic plans to expand in the United States, India and Mexico; the Company's ability to finance its capital expansion and modernization programs, and the level of the Company's indebtedness and the exposure to interest rate fluctuations; governmental legislation and regulatory changes which impose higher costs, or greater restrictions, on the Company's operations; and the long-term implications of the current development of regional trade blocs and the effect of the anticipated elimination of quotas and lowering of tariffs under the GATT trade regime by 2005. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                                   PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        At Registrant's Annual Meeting held on February 6, 1997, the following actions were taken:

                1. John D. Englar and Abraham B.  Stenberg were elected as Class
                   II Directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2000; and

                2. The   selection   of  Ernst  &  Young  LLP  as   Registrant's
                   independent public accountants for its 1997 fiscal year was approved.

         Mr. Englar received 50,654,093 shares voted in favor of his election and 528,929 shares were withheld; and Mr. Stenberg received 50,659,624 shares voted in favor of his election and 523,398 shares were withheld. 51,091,331 shares were voted in favor of the selection of Ernst & Young LLP as Registrant's independent public accountants, 51,786 shares were voted against and 39,905 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.

                (a) Exhibits.

                    1. Bylaws of the Corporation, as amended through February 6, 1997.
                    2. Deferred Compensation Plan for Non-Employee Directors. (Management contract or compensatory plan, contract or arrangement)
                    3. Agreement dated as of February 1, 1997 between the Corporation and George W. Henderson, III. (Management contract or compensatory plan, contract or arrangement)
                    4. Agreement dated as of February 1, 1997 between the Corporation and John D. Englar. (Management contract or compensatory plan, contract or arrangement)

                (b) Reports on Form 8-K.

                        The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BURLINGTON INDUSTRIES, INC.



                                     By  /s/  CHARLES E. PETERS, JR.
                                              Charles E. Peters, Jr.
Date:  April 30, 1997                         Senior Vice President and
                                              Chief Financial Officer



                                     By  /s/  AGUSTIN J. DIODATI
Date:  April 30, 1997                         Agustin J. Diodati
                                              Vice President and
                                              Controller