Form 10-Q
period 1997-06-28
BURLINGTON INDUSTRIES INC /DE/
filed 1997-07-29
CIK 870213

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 16, 1997, there were outstanding 56,284,389 shares of Common Stock, par value $.01 per share, and 3,048,888 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part I - Financial Information
Item 1.   Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                    Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)




                                     Three      Three       Nine        Nine
                                     months     months     months      months
                                     ended      ended      ended       ended
                                    June 28,   June 29,   June 28,    June 29,
                                      1997       1996       1997        1996
                                   ---------  ---------  ----------  ----------
Net sales........................  $ 553,590  $ 574,571  $1,567,241  $1,659,346
Cost of sales....................    463,975    471,697   1,318,081   1,378,146
                                   ---------  ---------  ----------  ----------
Gross profit.....................     89,615    102,874     249,160     281,200
Selling, administrative and
  general expenses...............     41,811     42,711     117,143     127,587
Amortization of goodwill.........      4,539      4,557      13,618      13,662
Loss on closing of division......          -     29,856           -      29,856
Provision for restructuring......     12,058          -      12,058           -
                                   ---------  ---------  ----------  ----------
Operating income before
  interest and taxes.............     31,207     25,750     106,341     110,095
Interest expense.................     15,355     16,111      44,840      49,033
Other expense (income) - net.....     (4,874)     6,813     (11,060)      6,740
                                   ---------  ---------  ----------  ----------
Income before income taxes.......     20,726      2,826      72,561      54,322
Income tax expense:
  Current........................     12,329     15,258      24,516      32,604
  Deferred.......................     (5,094)   (13,002)      4,054      (8,026)
                                   ---------  ---------  ----------  ----------
    Total income tax expense.....      7,235      2,256      28,570      24,578
                                   ---------  ---------  ----------  ----------
Income before
  extraordinary item.............     13,491        570      43,991      29,744
Extraordinary item:
  Loss from early
   extinguishment of debt, net
   of income tax benefit of
   $454 for the nine months
   ended June 29, 1996...........          -          -           -         697
                                   ---------  ---------  ----------  ----------
Net income.......................  $  13,491  $     570  $   43,991  $   29,047
                                   =========  =========  ==========  ==========

Average common shares
  outstanding....................     60,867     62,540      61,935      63,395

Net income per common share:
  Income before
   extraordinary item............  $    0.22  $    0.01  $     0.71  $     0.47
  Extraordinary item.............          -          -           -       (0.01)
                                   ---------  ---------  ----------  ----------
                                   $    0.22  $    0.01  $     0.71  $     0.46
                                   =========  =========  ==========  ==========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                         Consolidated Balance Sheets
                           (Amounts in thousands)

                                                      June 28,    September 28,
                                                        1997           1996
                                                    -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents.......................    $    17,069     $    15,392
Short-term investments..........................         21,406          22,755
Customer accounts receivable after deductions
  of $21,397 and $21,466 for the respective
  dates for doubtful accounts, discounts,
  returns and allowances........................        342,618         342,390
Sundry notes and accounts receivable............          7,765           6,608
Inventories.....................................        344,526         329,386
Prepaid expenses................................          3,602           2,839
                                                    -----------     -----------
     Total current assets.......................        736,986         719,370
Fixed assets, at cost:
Land and land improvements......................         34,669          34,332
Buildings.......................................        394,495         381,281
Machinery, fixtures and equipment...............        601,553         585,587
                                                    -----------     -----------
                                                      1,030,717       1,001,200
Less accumulated depreciation and amortization..        461,685         436,069
                                                    -----------     -----------
     Fixed assets - net.........................        569,032         565,131
Other assets:
Investments and receivables.....................         22,620          14,032
Intangibles and deferred charges................         32,465          25,875
Net assets held for sale........................          1,537           4,409
Excess of purchase cost over
 net assets acquired............................        543,507         557,125
                                                    -----------     -----------
     Total other assets.........................        600,129         601,441
                                                    -----------     -----------
                                                    $ 1,906,147     $ 1,885,942
                                                    ===========     ===========
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings...........................    $       300     $         -
Long-term debt due currently....................            470           1,720
Accounts payable and accrued expenses...........        181,426         196,583
Income taxes payable............................         18,830          20,674
Deferred income taxes...........................         44,783          46,375
                                                    -----------     -----------
     Total current liabilities..................        245,809         265,352
Long-term liabilities:
Long-term debt..................................        870,873         837,136
Other...........................................         60,138          57,360
                                                    -----------     -----------
     Total long-term liabilities................        931,011         894,496
Deferred income taxes...........................        115,820         110,174
Shareholders' equity:
Common stock issued.............................            684             684
Capital in excess of par value..................        882,160         885,185
Accumulated deficit.............................       (149,008)       (192,999)
Currency translation adjustments................        (10,586)         (9,263)
                                                    -----------     -----------
                                                        723,250         683,607
Less cost of common stock held in treasury......       (109,743)        (67,687)
                                                    -----------     -----------
     Total shareholders' equity.................        613,507         615,920
                                                    -----------     -----------
                                                    $ 1,906,147     $ 1,885,942
                                                    ===========     ===========

        BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
              Consolidated Statements of Cash Flows
          Increase (Decrease) in Cash and Cash Equivalents
                     (Amounts in thousands)



                                                           Nine          Nine
                                                          months        months
                                                          ended         ended
                                                         June 28,      June 29,
                                                           1997          1996
                                                        ----------    ---------
Cash flows from operating activities:
Net income.........................................     $   43,991    $  29,047
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of fixed assets..         48,771       50,305
    Amortization of intangibles
     and deferred debt expense.....................         14,002       15,751
    Deferred income taxes..........................          4,054       (8,026)
    Loss (gain) on disposal of assets
     and other expense.............................         (9,068)       7,633
    Loss from early extinguishment of debt.........              -        1,151
    Restructuring/loss on closing of division......         12,058       29,856
    Changes in assets and liabilities:
        Customer accounts receivable - net.........         (1,283)     (36,981)
        Sundry notes and accounts receivable.......         (1,157)       9,371
        Inventories................................        (18,054)      (9,260)
        Prepaid expenses...........................           (763)        (676)
        Accounts payable and accrued expenses......        (21,618)      (7,337)
    (Payment) receipt of financing fees............            364          (36)
    Change in interest payable.....................          3,053        5,896
    Change in income taxes payable.................          4,245        7,742
    Other..........................................         (8,565)      (4,995)
                                                        ----------    ---------
         Total adjustments.........................         26,039       60,394
                                                        ----------    ---------
Net cash provided by operating activities..........         70,030       89,441
                                                        ----------    ---------

Cash flows from investing activities:
Capital expenditures...............................        (61,042)     (58,748)
Proceeds from sales of assets......................         14,847        4,420
Investment in joint venture........................         (2,750)      (1,350)
Change in investments..............................           (341)        (354)
                                                        ----------    ---------
Net cash used by investing activities..............        (49,286)     (56,032)
                                                        ----------    ---------

Cash flows from financing activities:
Net change in short-term borrowings................            300        3,125
Repayments of long-term debt.......................        (15,283)    (546,708)
Proceeds from issuance of long-term debt...........         47,006      557,325
Proceeds from exercise of stock options............          2,329            -
Purchase of treasury stock.........................        (53,419)     (44,606)
                                                        ----------    ---------
Net cash used by financing activities..............        (19,067)     (30,864)
                                                        ----------    ---------

Net change in cash and cash equivalents............          1,677        2,545
Cash and cash equivalents at beginning of period...         15,392       10,507
                                                        ----------    ---------
Cash and cash equivalents at end of period.........     $   17,069    $  13,052
                                                        ==========    =========

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 Notes to Consolidated Financial Statements
             As of and for the nine months ended June 28, 1997

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

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                      June 28,    September 28,
                                                        1997          1996
                                                     ----------     ----------
     Inventories at average cost:
       Raw materials.............................    $   56,179     $   49,481
       Stock in process..........................       100,219         96,836
       Produced goods............................       209,527        200,679
       Dyes, chemicals and supplies..............        22,711         23,100
                                                     ----------     ----------
                                                        388,636        370,096
       Less excess of average cost over LIFO.....        44,110         40,710
                                                     ----------     ----------
           Total.................................    $  344,526     $  329,386
                                                     ==========     ==========

Note F.

     During the June 1997 quarter, the Company recorded a $12.1 million pre-tax provision for restructuring associated with reducing staff, consolidation of certain yarn facilities and exiting the residential carpet product line. The staff reduction includes severance costs of $5.2 million related to 215 employees. The components of the yarn manufacturing restructuring charge include costs of $1.3 million for severance related to 286 employees, $2.2 million for divestitures of machinery and equipment, and $1.4 million for divestitures of real estate. Costs related to exiting the residential carpet product line include primarily $1.2 million for severance related to 70 employees. Production capacity of the residential carpet product line will be utilized by the commercial carpet product line within existing facilities. In addition, exiting the residential carpet product line resulted in an inventory write-down and other claims of $4.9 million included in cost of sales. Combining these charges, the restructuring activities resulted in a pre-tax charge of $17.0 million, $10.3 million after income taxes, or $0.17 per share.

Note G.

     During the June 1997 quarter, the Company recognized a pre-tax gain of $4.3 million, $2.6 million after income taxes, or $0.04 per share, related to the sale of a chemicals subsidiary. The related pre-tax gain is included in the caption "Other expense (income) - net" in the consolidated statements of operations.

Note H.

     The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The Company's accounting policies are as follows:

     INTEREST RATE INSTRUMENTS: The Company enters into interest rate swap, cap, floor and collar agreements to reduce the impact of changes in interest rates on all or a portion of its floating rate debt. The net cash paid for interest rate cap, floor and collar agreements is recorded in Intangibles and Deferred Charges in the consolidated balance sheet and charged to interest expense over the life of the agreement. The net cash amounts paid or received on swap agreements are accrued and recognized as an adjustment to interest expense. If an arrangement is replaced by another instrument and no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value.

     FOREIGN EXCHANGE INSTRUMENTS: The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales, raw material and fixed asset purchase transactions denominated in foreign currencies. Foreign currency receivables which have forward exchange contracts are recorded in U.S. dollars at the applicable forward rate. Forward exchange contracts related to raw material and fixed asset purchase transactions are recognized as adjustments to the bases of the underlying assets.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition


General

The Company's earnings per share for the third quarter of the 1997 fiscal year were $0.22 per share, in comparison with $0.01 recorded in the same quarter of the 1996 fiscal year. Results of the third quarter of fiscal 1997 reflected a net $7.7 million after-tax charge, or $0.13 per share, for one-time costs associated with various streamlining actions, including reducing staff, consolidation of certain yarn facilities and exiting the residential carpet product line, offset by a gain from the sale of its Sedgefield chemical business (see Notes F and G to the consolidated financial statements). Results of the third quarter of fiscal 1996 included a $20.3 million after-tax charge ($0.33 per share) for costs associated with the closing of the Knitted Fabrics division as well as an after-tax provision of $4.7 million ($0.07 per share) for legal contingencies and losses on disposal of assets. Eliminating these non-recurring items, earnings per share for the third quarter of fiscal 1997 were $0.35 per share compared with $0.41 recorded during the comparable period of fiscal 1996.

Most of the Company's businesses remain firm. There is evidence of some improvement in the denim area which has been suffering weakness resulting from inventory reductions in the supply chain. The Company is taking a number of cost cutting actions to improve profitability. While these moves penalize current earnings, they should have a positive impact in 1998 and beyond.

Performance by Segment

     The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months and nine months ended June 28, 1997 and June 29, 1996, respectively.

                                      Three Months Ended   Nine Months Ended
                                      -----------------   -------------------
                                      June 28,  June 29,  June 28,   June 29,
                                        1997      1996      1997       1996
                                      -------   -------   --------   --------
                                              (Dollar amounts in millions)
Net sales
  Apparel products..................  $ 345.7   $ 360.0   $  943.3   $1,022.5
  Interior furnishings products.....    207.9     214.6      623.9      636.8
                                      -------   -------   --------   --------
     Total..........................  $ 553.6   $ 574.6   $l,567.2   $1,659.3
                                      =======   =======   ========   ========

Operating income before
 interest and taxes
  Apparel products..................  $  36.2   $  37.5(b)$   87.7   $   96.7(b)
    As a percentage of net sales....     10.5%     10.4%       9.3%       9.5%
  Interior furnishings products.....  $   7.1(a)$  18.2   $   30.7(c)$   43.3
    As a percentage of net sales....      3.4%      8.5%       4.9%       6.8%
                                      -------   -------   --------   --------
Operating income before interest,
 taxes, provision for restructuring,
 and loss on closing of division....  $  43.3   $  55.7   $  118.4   $  140.0
Loss on closing of division.........  $     -   $ (29.9)  $      -   $  (29.9)
Provision for restructuring.........  $ (12.1)  $     -   $  (12.1)  $      -
                                      -------   -------   --------   --------
     Total..........................  $  31.2   $  25.8   $  106.3   $  110.1
      As a percentage of net sales..      5.6%      4.5%       6.8%       6.6%
                                      =======   =======   ========   ========


(a) Includes $4.9 million charge for exiting the residential carpet product line.
(b) Includes $3.7 million charge resulting from closing the Knitted Fabrics division.
(c) Includes $3.8 million charge for closing a yarn spinning plant in the Burlington House Area Rugs division and a $4.9 million charge for exiting the residential carpet product line.


RESULTS OF OPERATIONS

Comparison of Three Months ended June 28, 1997 and June 29, 1996.

     Net sales for the third quarter of the 1997 fiscal year were $553.6 million, 3.7% lower than the $574.6 million recorded for the third quarter of the 1996 fiscal year. Net sales of products for apparel markets for the third quarter of the 1997 fiscal year were $345.7 million, 4.0% lower than the $360.0 million recorded in the third quarter of the 1996 fiscal year. This reduction was primarily due to the elimination of the volume produced and marketed by the Knitted Fabrics division, which was closed in June, 1996. Net sales of products for interior furnishings markets for the third quarter of the 1997 fiscal year were $207.9 million in comparison with the $214.6 million recorded in the third quarter of the 1996 fiscal year. The decrease was mainly attributable to lower sales in the Burlington House and Area Rugs divisions, the sale of the Advanced Textiles operation, partially offset by higher activity in the Lees Carpets division. Total export sales increased 4% over the comparable quarter of the prior year and represented 11.4% of net sales.

     Operating income before interest and taxes for the third quarter of the 1997 fiscal year was $31.2 million in comparison with $25.8 million recorded in the same quarter of fiscal 1996. Before the 1997 provision for restructuring, the 1997 charge for exiting the residential carpet product line and the 1996 loss on closing the Knitted Fabrics division, operating income before interest and taxes for the third quarter of the 1997 fiscal year was $48.2 million in comparison with $59.4 million recorded in the same quarter of fiscal 1996. Amortization of goodwill was $4.5 million and $4.6 million in the third quarter of the 1997 and 1996 fiscal years, respectively. Operating income before interest and taxes for the apparel products segment for the third quarter of the 1997 fiscal year was $36.2 million compared to $41.2 million recorded for the third quarter of the 1996 fiscal year before the charges for closing the Knitted Fabrics division. The principal factors affecting this change were lower profits of the Denim division and the absence of Knitted Fabrics operating losses in the current period. Operating income before interest and taxes for the interior furnishings products segment for the third quarter of the 1997 fiscal year was $12.0 million before the charge for exiting the residential carpet product line, compared to $18.2 million recorded for the third quarter of the 1996 fiscal year. This decrease was mainly attributable to the reduced level of operations in the Burlington House and Area Rugs divisions partially offset by improved results in the Lees Carpets divisions.

      Interest expense for the third quarter of the 1997 fiscal year was $15.3 million, or 2.8% of net sales, compared with $16.1 million, or 2.8% of net sales, in the third quarter of the 1996 fiscal year. The decrease in interest expense was due primarily to the lower level of debt outstanding.

     Other income-net for the third quarter of the 1997 fiscal year was $4.9 million, consisting principally of a $4.3 million gain on the sale of a chemicals subsidiary. Other expense for the third quarter of the 1996 fiscal year was $6.8 million, consisting principally of: a $4.0 million provision for legal contingencies, a $2.3 million provision for loss on sale of a non-operating asset, a $1.3 million loss on the sale of J.G. Furniture, and interest income.

     Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of: amortization of goodwill which is not tax-deductible, favorable tax treatment of growing export sales through a Foreign Sales Corporation, and the utilization of tax losses carried forward against current profits in foreign operations.

Comparison of Nine Months ended June 28, 1997 and June 29, 1996.

     Net sales for the first nine months of the 1997 fiscal year were $1,567.2 million, 5.6% lower than the $1,659.3 million recorded for the first nine months of the 1996 fiscal year. Net sales of products for apparel markets for the first nine months of the 1997 fiscal year were $943.3 million, 7.7% lower than the $1,022.5 million recorded in the first nine months of the 1996 fiscal year. This reduction was primarily due to the elimination of the volume produced and marketed by the Knitted Fabrics division, which was closed in June, 1996 and lower sales in the Denim division partially offset by higher volume in the Klopman division. Net sales of products for interior furnishings markets for the first nine months of the 1997 fiscal year were $623.9 million in comparison with the $636.8 million recorded in the first nine months of the 1996 fiscal year. The change in sales of the interior furnishings segment was mainly attributable to the sale of the J.G. Furniture and Advanced Textiles operations and lower sales in the Burlington House and Area Rugs divisions partially offset by higher activity in the Lees Carpets division. Total export sales increased 12% over the comparable period of the prior year and represented 11.8% of net sales.

     Operating income before interest and taxes for the first nine months of the 1997 fiscal year was $106.3 million in comparison with $110.1 million recorded in the same period of fiscal 1996. Amortization of goodwill was $13.6 million and $13.7 million in the first nine months of the 1997 and 1996 fiscal years, respectively. Operating income before interest and taxes for the apparel products segment for the first nine months of the 1997 fiscal year was $87.7 million compared to $100.4 million recorded for the first nine months of the 1996 fiscal year before the charges for closing the Knitted Fabrics division. The factors accounting for the decrease in operating income of the apparel products segment were lower profits of the Denim division partially offset by the absence of Knitted Fabrics division operating losses in the current period. Operating income before interest and taxes for the interior furnishings products segment for the first nine months of the 1997 fiscal year was $39.4 million before the charges for restructuring activities, compared to $43.3 million recorded for the first nine months of the 1996 fiscal year. This decrease was mainly attributable to the reduced level of operations in the Burlington House and Area Rugs divisions partially offset by improved results in the Lees Carpets division.

     Interest expense for the first nine months of the 1997 fiscal year was $44.8 million, or 2.9% of net sales, compared with $49.0 million, or 3.0% of net sales, in the first nine months of the 1996 fiscal year. The decrease in interest expense was due primarily to the lower level of debt outstanding.

     Other income-net for the first nine months of the 1997 fiscal year was $11.1 million, consisting principally of $9.1 million in gains on the disposal of certain non-core operating assets and interest income. Other expense for the first nine months of the 1996 fiscal year was $6.7 million, consisting principally of: a $4.0 million provision for legal contingencies, a $2.3 million provision for loss on sale of a non-operating asset, a $1.3 million loss on the sale of J.G. Furniture, and interest income.

     An extraordinary loss from early extinguishment of debt - $1.2 million before taxes, $0.7 million net of tax benefit, or $0.01 loss per share - was recorded in the first nine months of the 1996 fiscal year. This resulted from the write-off of deferred debt expense associated with the replacement of the 1994 Bank Credit Agreement in November, 1995.

Liquidity and Capital Resources

     During the first nine months of the 1997 fiscal year, the Company generated $70.0 million of cash from operating activities and $14.8 million from sales of assets and had net borrowings of long- and short-term debt of $32.0 million. Cash was primarily used as follows: $53.4 million for the repurchase of Company common stock and $63.8 million for capital expenditures and investment in an Indian joint venture. At June 28, 1997, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $871.6 million compared with $838.9 million at September 28, 1996 and $926.8 million at June 29, 1996.

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

     The Company has a $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which expires in March, 2001. At July 25, 1997, the Company had approximately $240.0 million in unused capacity under this facility. The Company also maintains $27.0 million in additional overnight borrowing availability under bank lines of credit.

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

     The Company also has in effect, through its wholly-owned subsidiary, B.I. Funding, Inc., a $225.0 million receivables-backed, A-1/D-1 rated commercial paper program which is supported by a multi-bank liquidity facility expiring in August 1998. At July 25, 1997, $180.2 million of commercial paper with original maturities of up to 75 days was outstanding. There were no borrowings outstanding at such date under the liquidity facility.

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


Forward-Looking Statements

     With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent management's current expectations or beliefs as to the future and are subject to risks and uncertainties which could affect the Company's actual future results and which could cause those results to differ materially from the expectations or beliefs expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the outlook for global economic activity and its impact upon the Company's businesses; the demand for textile products, including the acceptance by customers and consumers of the Company's products and the possible imbalances between consumer demand and inventories of the Company's customers; the success of the Company's value-added, fashion-driven product strategy; the Company's relationships with its principal customers and suppliers; cost and availability of raw materials and labor; the success of the Company's strategic plans to expand in the United States, India and Mexico; the Company's ability to finance its capital expansion and modernization programs, and the level of the Company's indebtedness and the exposure to interest rate fluctuations; governmental legislation and regulatory changes which impose higher costs, or greater restrictions, on the Company's operations and which alter the existing regulation of international trade; and the long-term implications of the current development of regional trade blocs and the effect of the anticipated elimination of quotas and lowering of tariffs under the GATT trade regime by 2005. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

                                     BURLINGTON INDUSTRIES, INC.



                                     By  /s/  CHARLES E. PETERS, JR.
                                              Charles E. Peters, Jr.
Date:   July 29, 1997                         Senior Vice President and
                                              Chief Financial Officer



                                     By  /s/  AGUSTIN J. DIODATI
Date:   July 29, 1997                         Agustin J. Diodati
                                              Vice President and
                                              Controller