Form 10-K
period 1997-09-27
BURLINGTON INDUSTRIES INC /DE/
filed 1997-12-16
CIK 870213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 27, 1997

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

As of December 5, 1997, the aggregate market value of Registrant's voting stock held of record by nonaffiliates of Registrant was approximately $832,896,940 (based upon the closing composite price on the New York Stock Exchange on that date), excluding Treasury shares and, without acknowledging affiliate status, 864,519 shares held beneficially by Directors and executive officers as a group.

As of December 5, 1997, there were outstanding 56,623,310 shares of Registrant's Common Stock, par value $.01 per share, and 3,048,888 shares of Registrant's Nonvoting Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

Portions of Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV hereof.

Portions of Registrant's Proxy Statement dated December 16, 1997 in connection with its Annual Meeting of Stockholders to be held on February 4, 1998 are incorporated by reference into Part III hereof.

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

              As of September 27, 1997, the Corporation operated 36 U.S. manufacturing plants in seven states and three manufacturing plants in Mexico and employed approximately 20,100 persons. It also held a 50% interest in a joint venture in India with one manufacturing plant.

              References herein to the "Corporation" mean Burlington Industries, Inc. ("Burlington") and its subsidiaries.

Products for Apparel Markets

              The Corporation serves the apparel market through five divisions, each of which manufactures a distinct product line in terms of end uses.

              Wool worsted and worsted blend fabrics. The Corporation's Menswear division is the leading domestic manufacturer of woven wool worsted and worsted blend fabrics supplied to manufacturers of men's and women's apparel as well as to major clothing retailers. Over the past two years, the division's product development efforts have produced many high value-added products using finer wools, creative blends and innovative nonwool fabrics. Products made with the division's fabrics are sold to the moderate, better, bridge and designer segments of men's and women's apparel. The division also sells fabrics to manufacturers of better career and public service apparel and military dress uniforms.

              Five business units direct the division's sales. Men's Suiting constitutes the majority of sales and is focused on the moderate, better and designer suit customers, both at the manufacturer and retail level. Men's Sportswear is positioned to address the consumer casualization trend and has been the division's fastest growing segment over the past year. Coordinate sportswear and innovative products for slacks, blazers and sportscoats are the focus of this unit. Womenswear provides innovative worsted wool, wool blends and high value-added nonwool fabrics in customized colors to the makers of branded womenswear. Private Label markets the division's fabrics to retailer store labels and self-branded retailers in both menswear and womenswear. The division's Raeford group markets wool worsted and worsted blend fabrics to manufacturers of a variety of career and uniform apparel, including apparel for airlines, banks, school bands, governmental agencies and military and law enforcement personnel.

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

              The  division  is a  leading  manufacturer  of  waterproof,  water repellent, breathable and moisture management synthetic fabrics used by makers of outerwear and high performance sportswear and activewear. A number of its products, including its Ultrex(R) line of breathable, waterproof fabrics, are used in leading brands of skiwear and other activewear and by suppliers to leading activewear retailers. The division is also a producer of performance fabrics for the reusable health care market and contamination control environments. The division recently introduced a new family of Xalt(TM) composite, laminate fabrics for the outdoor activewear market.

              The division's fabrics for interior furnishings include flame resistant fabrics for use as draperies and bed coverings in major hotels, health care facilities and on cruise ships. Additionally, the division's fabrics are used as window coverings in the home and by makers of upholstered furniture and wall coverings for commercial environments.

              The division also markets lightweight, reusable, protective barrier fabrics under the Maxima(R) brand name to makers of, among other things, clothing worn by hospital personnel and by industrial workers who are required to work in clean and static-free environments.

              The division is a leader in developing new applications and end uses for synthetic fibers. In addition to its Ultrex(R) and Xalt(TM) fabrics, the division has continued to develop a number of fabrics made with microdenier filament yarn, a yarn made from fiber that is thinner than silk. These products combine a natural appearance and touch with the performance characteristics of synthetic fibers. The Corporation's microdenier fabrics are currently being used in men's and women's apparel fabrics, activewear, protective medical clothing and in home furnishings. The Corporation is the leading domestic producer of microdenier fabrics made from 100% polyester and polyester blended with wool or rayon.

              Denim fabrics. Burlington Global Denim is a leading manufacturer of fashion, value-added, specialty denim fabrics. The division produces a diversified product line that services the major brands with innovative and engineered products for denim customization. It is a major supplier to all segments of the branded, designer and private label business.

              Through its Denim Apparel Services unit, the division brings to its customers a full package capability to produce denim garments made from the division's fabric.

              The Corporation has a 50% interest in a joint venture with Mafatlal Industries Limited to manufacture denim in India for Asian, Middle Eastern and European markets. Production began in mid-1997.

              Cotton fabrics. In 1996, the Corporation formed a new business unit, Burlington Sportswear, to produce 100% cotton and cotton/polyester blend woven and knitted fabrics. Burlington Sportswear's products serve the better men's sportswear and uniform markets. The division also arranges for production of finished garments for its customers using its fabrics.

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

              Mexican operations. In Mexico, the Corporation manufactures woven fabrics for apparel which are marketed in the local market and in the form of garments exported to the United States. The Company recently began construction of facilities in Mexico for its Menswear and Denim divisions and for a joint venture to produce cotton yarns, principally for use in denim fabric.

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

              The Burlington House division's product lines consist of:

              o ready-made and made-to-measure draperies, window coverings, coordinating bedroom ensembles, table linens and throws. These finished products are sold under the Burlington House(R) name to department and specialty stores, under the Burlington House American Lifestyle(TM) name to discount stores and on a private label basis to several major retailers.

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

              Carpets. The Lees division is a leading domestic manufacturer of tufted synthetic carpet, carpet tiles and six-foot vinyl-backed carpet for commercial uses. During the 1997 fiscal year, the division terminated its production of carpet for residential uses. Reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B to the Notes to Consolidated Financial Statements in the Corporation's 1997 Annual Report to Shareholders for information concerning exiting this product line.

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

              The division developed and patented a yarn dyeing process that permits it to produce carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor(R) name in the commercial market, represent a major portion of the current carpet sales of the division. The division also has developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond(R), which enhances the carpet's durability.

              The division's yarn dyeing capability allows it to offer carpeting in a wide range of colors. Through its Colorfax(R) program, the division offers customers the ability to order sample yardage manufactured to their exact color specifications. Such samples are generally deliverable within 72 hours after the division's receipt of specifications.

              Area rugs. The Burlington House Area Rugs division is a leading producer in the United States of tufted area and bath rugs for home use, primarily under the Burlington House American Lifestyle(TM) label. The division's customers are major retail chains.

              Accent rugs. The Bacova Guild, Ltd. is a leading producer of printed accent rugs and welcome mats. Bacova markets these products, in addition to fully coordinated bath ensembles, to diverse market segments that include the leading U.S. department stores, mail order catalogs, mass merchants, specialty stores and international customers.

              Mexican operations. The Corporation manufactures residential and commercial carpeting and fabrics for home furnishings in Mexico.

Financial Information Concerning Industry Segments

              Reference is made to Note O to the Notes to Consolidated Financial Statements in the Corporation's 1997 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning industry segments for the Corporation's 1997, 1996 and 1995 fiscal years.

Exports

              The Corporation's exports have increased to 11.4% of revenues in fiscal year 1997, with export sales of $239 million. The Corporation's export sales were $213 million in fiscal year 1996 and $161 million in fiscal year 1995.

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

              Internationally, the Corporation has manufactured woven fabrics for apparel, fabrics for home furnishings and carpet in Mexico for over 50 years through wholly owned subsidiaries. The products of the Mexican operations are sold in Mexico, either by subsidiary personnel or by agents or distributors, and are also exported to the United States and other countries. During 1997, production of denim fabric commenced at the Corporation's Indian joint venture.

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

Raw Materials

              The Corporation uses many types of fiber, both natural (wool, cotton, rayon and Tencel(R)) and man-made (polyester, nylon, polypropylene, acrylic and acetate), in the manufacture of its textile products. Total raw material costs were 33.4% of net sales in the 1997 fiscal year, 33.8% of net sales in the 1996 fiscal year and 34.1% of net sales in the 1995 fiscal year. (Reference is made to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1997 Annual Report to Shareholders for information concerning the impact of price increases of the Corporation's key raw materials). The Corporation believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs and prices of underlying raw materials such as petroleum.

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

              Basic research and development responsibility for particular product areas is located in the divisions, where process and product development efforts focus on the specific needs of that division. Total expenditures for research, product development, productivity enhancements, enhanced styling and market samples aggregated $57.3 million in the 1997 fiscal year, $62.3 million in the 1996 fiscal year and $67.4 million in the 1995 fiscal year. Included in these amounts are research and development expenditures, which totaled $11.8 million in the 1997 fiscal year ($8.2 million in the apparel products segment and $3.6 million in the interior furnishings products segment), compared with $13.5 million and $17.1 million in the 1996 and 1995 fiscal years, respectively.

Trademarks and Patents

              The Corporation owns all trademarks and tradenames that it believes are material to the operation of its business. The Corporation markets its products under a variety of trademarks and tradenames, principally utilizing variations of the Burlington(R) name. Certain products are marketed under nationally recognized names such as Lees(R) for carpets and Klopman(R) for fabrics.

              From time to time, the Corporation's product development efforts have resulted in new processes or products, some of which have been patented. Examples of Burlington-developed technology include the patented Ultrex(R) waterproof breathable woven fabric used in activewear and barrier fabrics and Duracolor(R) carpets, manufactured using stain-resistant technology with respect to which the Corporation has obtained patents. Because the Corporation's business is not dependent to any significant degree upon patents and licenses (with the possible exception of the patented stain resistant carpet technology in the case of the interior furnishings segment), the loss of any patents or licenses now held by the Corporation would not have a material adverse effect upon its business or results of operations.

              The Corporation derives licensing income (approximately $2.8 million in the 1997 fiscal year) from licenses of the Corporation's technology and from licenses of the Burlington(R) name, principally to manufacturers of socks and hosiery products in the United States and Europe.

Competition

              The global and United States textile industries are highly competitive. No one firm dominates the United States market and many companies compete only in limited segments of the textile market. Certain of the Corporation's products also compete with nontextile products. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and the degree of fashion risk inherent in the product.

              Imports of foreign-made textile and apparel products are a significant source of competition for many sectors of the domestic textile industry. The U.S. Government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel and apparel textile fabrics, which represent the area of heaviest import penetration, represent in excess of 60% of the U.S. market, up from less than approximately 24% in 1975.

              U.S. retailers' and apparel manufacturers' sourcing decisions are affected by numerous factors, including relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade. As evidence of the impact of these factors, sourcing of textile and apparel imports for goods shipped into the United States -- once dominated primarily by Hong Kong, Taiwan and Korea -- has been shifting to other lower-cost producer countries such as The People's Republic of China, the Philippines, Mexico and countries in the Caribbean Basin. The Corporation believes that changing cost structures, delivery lead times, political uncertainty and infrastructure deficiencies associated with many of these producers have caused importers to reassess the degree of reliance placed upon certain of these sources, and to reconsider the importance of the reliability of domestic manufacturing sources. In addition to these factors, the U.S. Government's policies designed to benefit Mexico and the Caribbean Basin, through favored quota and tariff treatment, have accelerated the shift in production of garments away from Far East sources, indirectly benefiting U.S. textile producers.

              Under the North American Free Trade Agreement ("NAFTA") with Mexico and Canada, there are no textile/apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. There are provisions in NAFTA that should give Mexican apparel makers incentives to use fabric made in the United States. Because the Corporation is a major U.S. apparel fabrics manufacturer and a resident, diversified textile manufacturer in Mexico, the Corporation believes that NAFTA is advantageous to the Corporation. In addition, the U.S. "807" tariff program benefits U.S. textile producers whose fabrics are incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged upon only the value added in assembling the garments.

              The impact of the economic factors and legislative/treaty provisions described above are apparent in the rapid growth of U.S. apparel imports from the Caribbean Basin, Canada and Mexico, primarily due to the advantages of quota/tariff provisions described above. Apparel imports from the Caribbean Basin and Mexico have grown from 6.5% of total apparel imports in 1984 to 35.5% in 1996, surpassing imports from the Asian bloc. Mexico has now become the largest exporter of apparel to the U.S., surpassing China, which had been the largest since 1989.

              Also of significance to domestic textile and apparel companies is the ultimate impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") established under GATT in January, 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO will oversee the phaseout of textile and apparel quotas over a ten-year period. In addition, tariffs on textile/apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile/apparel trade would revert to regular GATT rules that would prohibit quotas and most other non-tariff barriers. The Clinton Administration is also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade, although "fast track" authority to negotiate new agreements was recently denied by Congress.

              Over the years, the Corporation has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration. Capital expenditures and systems improvements have centered on strengthening value-added product strategies and on increasing productivity, lowering costs and improving quality. The Corporation has also introduced manufacturing techniques such as "just-in-time" and "Quick Response" and created electronic data links with customers and suppliers, thereby shortening lead times and improving service. The Corporation is also investing in apparel fabric manufacturing and processing facilities in Mexico and India in response to the forces affecting global textile and apparel trade which have been described above.

              The long-run success of the Corporation will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as NAFTA and the GATT/WTO changes, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, the value of the United States dollar in relation to other currencies and world economic developments generally. The Corporation's success will also be affected by the ability of certain of the Corporation's apparel fabrics customers to remain competitive, the success of the Corporation's global diversification, modernization and cost-reduction efforts and, most importantly, the ongoing ability of the Corporation to produce innovative, quality products to satisfy specific customer needs at competitive costs.

Employees

              The number of persons employed by the Corporation in both its domestic and foreign operations as of September 27, 1997, was approximately 20,100. The Corporation's workforce in the United States is not represented by labor unions. All wage employees in the Corporation's Mexican operations (approximately 1,100 persons) are represented by labor unions.

Customers

              The Corporation primarily markets its products to approximately 12,000 customers in the United States. The Corporation also markets its products to customers in Canada, Mexico, Latin America, Europe and Asian countries. For the 1997 fiscal year, no single customer represented more than 10% of the Corporation's net sales, and the Corporation's 10 largest customers accounted for approximately 28% of net sales.

Backlog

              Several of the Corporation's divisions operate in businesses that are characterized by very short forward order positions. The businesses of other operations have more extended positions. In the aggregate, however, the backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Corporation, was approximately 14.2% of annual net sales at the end of the 1997 fiscal year, compared with approximately 13.3% of annual net sales at the end of the 1996 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 1997 fiscal year for the apparel products segment was 17.9% of annual net sales of the segment and for the interior furnishings products segment was 8.6% of annual net sales of the segment.



Governmental Regulation

              The Corporation is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act (as amended in 1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. The Corporation is presently engaged in a number of environmental remediation plans and has reported dispositions of waste that could result in future remediation obligations. The Corporation cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of "Legal and Environmental Contingencies" under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 2.  Properties

              As of September 27, 1997, the Corporation operated 36 manufacturing plants in the United States, of which 22 were located in North Carolina, seven were in Virginia, two each were in Arkansas and Mississippi and one each was in Georgia, South Carolina and Tennessee. All but two of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 14.1 million square feet. The Corporation's international operations include three manufacturing plants in Mexico and a joint venture plant in India.

              Of the Corporation's manufacturing plants, 22 are used principally in the apparel products segment and 17 are used in the interior furnishings products segment. In addition, the Corporation has five manufacturing plants not currently in operation. The Corporation's plants generally operate on a three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Corporation considers its plants and equipment to be in excellent condition.

              The corporate headquarters building in Greensboro, North Carolina, containing approximately 430,000 square feet, was completed and occupied in 1971. The building is located on property occupied under a 99-year ground lease that began in 1969. The Corporation has a major sales and merchandising office in New York City, New York under a lease expiring in 2009.

Item 3.       Legal Proceedings

              The Corporation and its subsidiaries have sundry claims and other lawsuits pending against them and also have made certain guarantees in the ordinary course of business. It is not possible to determine with certainty the ultimate liability, if any, of the Corporation in any of the matters referred to in this item, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Corporation.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Executive Officers of the Corporation

         The Corporation's executive officers are listed below.

              Name                  Age            Position
              ----                  ---            --------

George W. Henderson, III.........   49    Director, President and Chief
                                          Executive Officer

Bernard A. Leventhal.............   64    Vice Chairman
                                          (retiring January 31, 1998)

Abraham B. Stenberg..............   62    Director and Vice Chairman

Gary P. Welchman.................   54    Executive Vice President

John D. Englar...................   50    Director, Senior Vice President,
                                          Corporate Development and Law

Charles E. Peters, Jr. ..........   46    Senior Vice President and Chief
                                          Financial Officer

Barbara K. Eisenberg.............   52    Vice President, Corporate Secretary
                                          and Associate General Counsel

James M. Guin....................   54    Vice President, Human Resources and
                                          Public Relations

Lynn L. Lane.....................   46    Vice President, Treasurer and Investor
                                          Relations

George C. Waldrep, Jr. ..........   58    Group Vice President

Robert A. Wicker.................   53    Vice President and General Counsel


              Mr. Henderson has been Chief Executive Officer of the Corporation since 1995 and President and Chief Operating Officer of the Corporation since 1993. He was a Group Vice President of the Corporation for more than five years prior to 1993. The Corporation's Board of Directors has announced its intention to elect Mr. Henderson Chairman of the Board and Chief Executive Officer of the Corporation upon the retirement of Mr. Greenberg when his term of office expires at the February 1998 Annual Meeting of Stockholders.

              Mr. Leventhal has been Vice Chairman of the Corporation since 1995. Prior thereto, he was an Executive Vice President of the Corporation (from
1993) and President of the Corporation's Menswear division for more than five years. Mr. Leventhal was a Group Vice President of the Corporation for more than five years prior to 1993. Mr. Leventhal will be retiring January 31, 1998.

              Mr. Stenberg has been Vice Chairman of the Corporation since November, 1997. Prior thereto, he was an Executive Vice President of the Corporation (from 1993), Chief Operating Officer of the Burlington Interior Furnishings Group (from 1995), and a Group Vice President of the Corporation for more than five years prior to 1993.

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

              Mr. Peters has been Senior Vice President and Chief Financial Officer of the Corporation since 1995. He was Senior Vice President-Finance of Boston Edison Company from 1991 until joining Burlington.

              Ms. Eisenberg has been Vice President of the Corporation since 1995. She has been Secretary of the Corporation since 1993 and Associate General Counsel of the Corporation for more than five years.

              Mr. Guin has been Vice President, Human Resources and Public Relations, since 1996. He was Director of Human Resources for the Corporation from 1993 through 1995 and prior thereto he was a divisional personnel manager for various divisions of the Corporation.

              Ms. Lane has been Vice President and Treasurer since 1996, and in October 1997 was elected Vice President, Treasurer and Investor Relations. She was Vice President and Treasurer of R.J. Reynolds Tobacco Company from 1995 until joining Burlington and was Vice President and Assistant Treasurer, Capital Markets of RJR Nabisco, Inc. from 1991 to 1995.

              Mr. Waldrep has been a Group Vice President of the Corporation for more than five years.

              Mr. Wicker has been Vice President and General Counsel of the Corporation since 1995. Prior thereto, he was Associate General Counsel of the Corporation (from 1993) and was a partner at the law firm of Smith, Helms, Mulliss & Moore for more than five years prior thereto.

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

                                     PART II

Item 5.       Market  for   Registrant's   Common   Equity  and   Related
              Stockholder Matters

              Reference is made to Note R to the Notes to Consolidated Financial Statements in the Corporation's 1997 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the composite high and low sales prices for the Corporation's Common Stock for each fiscal quarter of fiscal years 1997 and 1996. The Corporation's common stock is traded on the New York Stock Exchange.

              As of November 20, 1997, there were approximately 1,623 holders of record of the Corporation's common stock and two holders of record of the Corporation's nonvoting common stock.

              The Corporation has not paid any cash dividends on its common stock during fiscal years 1997 and 1996. The Corporation's bank credit agreement places annual limitations on the payment of dividends on the Corporation's common stock. Under such agreement, the Corporation may not pay dividends in an aggregate amount in any fiscal year, on a cumulative basis since the beginning of such fiscal year through such time, in an amount exceeding 50% of Consolidated Net Income (as defined in such bank credit agreement) for the preceding fiscal year.

Item 6.       Selected Financial Data

              The information required by this Item is set forth in the table entitled "Statistical Review" in the Corporation's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

              The financial statements, including the Report of the Corporation's Independent Auditors, required by this Item are incorporated herein by reference to the Corporation's 1997 Annual Report to Shareholders. See
Item 14 for a list of those financial statements and the pages of the Corporation's 1997 Annual Report to Shareholders from which they are incorporated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

              The information required by this Item is set forth under the caption "Information about Nominees and Directors" in the Corporation's Proxy Statement dated December 16, 1997 and is incorporated herein by reference.

              Information with respect to the Corporation's executive officers is included in Part I of this Report.

Item 11.      Executive Compensation

              The information required by this Item is set forth under the captions "Compensation of Directors"; "Report of the Compensation and Benefits Committee on Executive Compensation"; "Executive Compensation"; and "Stock Performance Graph" in the Corporation's Proxy Statement dated December 16, 1997 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement dated December 16, 1997 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)    1.     Financial Statements

                     The information contained in the Corporation's 1997 Annual Report to Shareholders under the captions and on the pages indicated below is incorporated herein by reference:

                            Report of Ernst & Young LLP,
                             Independent Auditors (page 34)

                            Consolidated Statements of Operations for the fiscal
                               years ended September 27, 1997, September 28, 1996 and September 30, 1995 (page 16)

                            Consolidated Balance Sheets -
                               as of September 27, 1997 and September 28, 1996 (page 17)

                            Consolidated  Statements  of  Cash  Flows  - for the
                               fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995 (page 18)

                            Notes to Consolidated Financial Statements (pages 19
                               to 32)

                     2.     Financial Statement Schedules

                     The financial statement schedule listed under Item 8 is filed as a part of this Report.

                     3.     Exhibits

                     The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

              (b) The Corporation filed the following report on Form 8-K during the last quarter of fiscal year 1997:

                     1. A report on Form 8-K, dated August 8, 1997. The report was "Item 5. Other Events".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BURLINGTON INDUSTRIES, INC.
Date:  December 12, 1997
                                           By /s/ George W. Henderson, III
                                             --------------------------------
                                                  George W. Henderson, III
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

       Signature                     Title                        Date
       ---------                     -----                        ----

/s/ George W. Henderson, III  Director, President and         December 12, 1997
----------------------------  Chief Executive Officer
    George W. Henderson, III  (Principal Executive Officer)

/s/ Charles E. Peters, Jr.    Senior Vice President and       December 12, 1997
----------------------------  Chief Financial Officer
    Charles E. Peters, Jr.    (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ Joseph F. Abely, Jr.      Director                        December 12, 1997
----------------------------
    Joseph F. Abely, Jr.

/s/ John D. Englar            Director                        December 12, 1997
----------------------------
    John D. Englar

/s/ Frank S. Greenberg        Director                        December 12, 1997
----------------------------
    Frank S. Greenberg

/s/ David I. Margolis         Director                        December 12, 1997
----------------------------
    David I. Margolis

/s/ John G. Medlin, Jr.       Director                        December 12, 1997
----------------------------
    John G. Medlin, Jr.

/s/ Nelson Schwab III         Director                        December 12, 1997
----------------------------
    Nelson Schwab III

/s/ Abraham B. Stenberg       Director                        December 12, 1997
----------------------------
    Abraham B. Stenberg

/s/ John F. Ward              Director                        December 12, 1997
----------------------------
    John F. Ward

                                Index to Exhibits
                                 (Item 14(a)(3))

  Exhibit
    No.                    Description

    3.1 Restated Certificate of Incorporation of the Corporation (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994).

    3.2 Bylaws of the Corporation (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 29, 1997).

    4.1 Credit Agreement dated as of September 30, 1988, as amended and restated as of November 8, 1995, among the Corporation, the Lenders listed therein, Chemical Bank ("Chemical"), Bank of America, N.A., The Bank of Nova Scotia ("Scotiabank"), Chase Bank ("Chase"), First Union National Bank, NationsBank, N.A. and Wachovia Bank, N.A. ("Wachovia"), as Managing Agents, Chase (as successor to Chemical), as Administrative Agent, and Scotiabank, as Fronting Bank (incorporated by reference from the Corporation's Form 8-K Report dated November 9, 1995).

    4.2 Indenture dated as of September 1, 1995, between the Corporation and Wachovia, as Trustee, relating to the 7.25% Notes of the Corporation due 2005 (incorporated by reference from the Corporation's Registration Statement on Form S-3, filed on August 2, 1995).

    4.3 Form of Rights Agreement dated as of December 3, 1997, between the Corporation and Wachovia, as Rights Agent, including the Form of Rights Certificate as Exhibit A, the Summary of Preferred Stock Purchase Rights as Exhibit B and the Form of Certificate of Designation as Exhibit C (incorporated by reference from the Corporation's Form-8-K Report dated December 4, 1997).

                  NOTE: Pursuant to the provisions of Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby undertakes to furnish to the Commission upon request copies of other instruments pursuant to which various entities hold long-term debt of the Corporation or its consolidated or unconsolidated subsidiaries, none of which instruments governs indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

   10.1 Lease dated as of May 1, 1994, between the Corporation and The Fisher-Sixth Avenue Company and Hawaiian Sixth Ave. Corp. (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994).

   10.2           Indenture of Lease dated February 26, 1969, between Blanche S.
                  Benjamin and Edward B. Benjamin, and a predecessor to the Corporation, including the amendment thereto (incorporated by reference from Burlington Holdings Inc.'s Registration Statement on Form S-1, File No. 33-16437, filed on August 12,
                  1987).

   10.3 Agreement dated as of February 1, 1997, between the Corporation and George W. Henderson, III (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 29, 1997). (Management contract or compensatory plan, contract or arrangement.)

   10.4 Agreement dated as of November 8, 1994, between the Corporation and Bernard A. Leventhal (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October 1, 1994). (Management contract or compensatory plan, contract or arrangement.)

   10.5 Agreement dated as of November 8, 1994, between the Corporation and Abraham B. Stenberg (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October 1, 1994). (Management contract or compensatory plan, contract or arrangement.)

   10.6 Agreement dated as of February 1, 1997, between the Corporation and John D. Englar (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 29, 1997). (Management contract or compensatory plan, contract or arrangement.)

   10.7 Agreement dated as of February 1, 1996, between the Corporation and James M. Guin (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.8 Agreement dated as of February 1, 1996, between the Corporation and Gary P. Welchman (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.9 Agreement dated as of May 1, 1996, between the Corporation and George C. Waldrep, Jr. (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended June 29, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.10 Agreement dated as of November 13, 1995, between the Corporation and Charles E. Peters, Jr. (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995). (Management contract or compensatory plan, contract or arrangement.)

   10.11          Agreement  dated as of July 5, 1996,  between the  Corporation and Lynn L. Lane (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 28, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.12 1994 Deferred Compensation Plan (incorporated by reference from the Form 10-K Annual Report for Burlington Industries Equity Inc. ("Burlington Equity") for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

   10.13 Form of Stock Purchase Agreement dated as of March 19, 1992, between Burlington Equity and The Equitable Life Assurance Society of the United States and its affiliates (the
                  "Equitable Investors") (incorporated by reference from Amendment No. 6 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 19, 1992).
                  (Management contract or compensatory plan, contract or arrangement.)

   10.14 Description of Supplemental Pre-Retirement and Post-Retirement Benefits Plan, as amended, and form of participant agreement (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2,
                  1993). (Management contract or compensatory plan, contract or arrangement.)

   10.15 Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October
                  1994). (Management contract or compensatory plan, contract or arrangement.)

   10.16 Stock Plan for Non-Employee Directors, as amended (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994). (Management contract or compensatory plan, contract or arrangement.)

   10.17 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference from the Form 10-Q Quarterly Report for the fiscal quarter ended March 29, 1997). (Management contract or compensatory plan, contract or arrangement).

   10.18(a) Burlington Industries Equity Inc. 1992 Equity Incentive Plan ("1992 Incentive Plan") (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.18(b) Amendments to the 1992 Incentive Plan, effective as of July 22, 1992 (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.18(c) Forms of agreements under 1992 Incentive Plan (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.18(d) Forms of amendments to agreements under 1992 Incentive Plan, effective as of July 28, 1993 (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

   10.19(a) Burlington Industries, Inc. 1995 Equity Incentive Plan ("1995 Incentive Plan") (incorporated by reference from Exhibit A to the Corporation's proxy statement dated December 18, 1995). (Management contract or compensatory plan, contract or arrangement.)

   10.19(b) Amendment to 1995 Incentive Plan, effective as of November 1, 1995. (Incorporated by reference from the Form 10-K Annual Report for the fiscal year ended September 28, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.19(c) Form of agreement under 1995 Incentive Plan (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.20(a) Consulting Agreement between the Corporation and Frank S. Greenberg for calendar year 1997, effective January 1, 1997 (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 28, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.20(b) Consulting Agreement between the Corporation and Frank S. Greenberg for calendar year 1998, effective January 1, 1998. (Management contract or compensatory plan, contract or arrangement.)

   10.21(a) Stockholder Agreement ("Stockholder Agreement") dated as of October 23, 1990, among Burlington Equity and the other parties listed on the signature pages thereof (incorporated by reference from the Form 10-K Annual Report for Burlington Industries Capital Inc. for the fiscal year ended September 29, 1990).

   10.21(b) Amendment dated January 17, 1992, to the Stockholder Agreement (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No.33-45149, filed on March 5, 1992).

   10.21(c) Letter agreement dated October 25, 1993, with respect to the Stockholder Agreement (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

   10.22 Amended and Restated Receivables Purchase Agreement dated as of December 10, 1997, among B.I. Funding, Inc. ("BIF"), the Corporation, B.I. Transportation, Inc. ("BIT"), Burlington Apparel Services Company ("BASC"), Burlington International Services Company ("BISC"), Burlington Fabrics Inc. ("Fabrics") and The Bacova Guild, Ltd. ("Bacova").

   10.23 Facility Agreement dated as of December 10, 1997, among BIF, the Corporation, as Servicer, and Wachovia, as Agent and Collateral Agent.

   10.24 Loan Agreement dated as of December 10, 1997, among BIF, certain financial institutions as Liquidity Lenders, Blue Ridge Asset Funding Corporation, as Conduit Lender, and Wachovia as Agent for the Lenders.

   10.25 Security Agreement dated as of December 10, 1997, among BIF and Wachovia, as Agent and Collateral Agent.

   10.26 Amended and Restated Subordination Agreement, Consent and Acknowledgment, dated as of December 10, 1997, among BIF, the Corporation, BIT, BASC, BISC, Fabrics, Bacova and Wachovia, as Agent and Collateral Agent.

   12             Computation of Ratio of Earnings to Fixed Charges.

   13             Portions  of  the   Corporation's   1997   Annual   Report  to
                  Shareholders expressly incorporated by reference.

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

   27             Financial Data Schedule.

                                                                    Schedule II
               BURLINGTON INDUSTRIES INC. AND SUBSIDIARY COMPANIES

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)

                                    Additions
                         ------------------------------
                                      Charged
                                     (Credited)
                         Balance at   to Costs  Charged                Balance
                          Beginning      and    to Other               at Close
     Description          of Period   Expenses  Accounts  Deductions  of Period
     -----------         ----------  ---------  --------  ----------  ---------

Fiscal year ended September 27, 1997
------------------------------------
  Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 6,154     $ 3,478      $ -    $ 4,184 (2) $ 5,439
                                                                9 (3)
   Discounts............      909          12 (1)    -          -         921
   Returns and
    allowances..........   14,403         (75)(1)    -          -      14,328
                          -------     -------      ---    -------     -------
                          $21,466     $ 3,415      $ -    $ 4,193     $20,688
                          =======     =======      ===    =======     =======


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