Form 10-Q
period 1997-12-27
BURLINGTON INDUSTRIES INC /DE/
filed 1998-01-30
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 19, 1998, there were outstanding 56,673,500 shares of Common Stock, par value $.01 per share, and 3,048,888 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.   Financial Statements



              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)




                                                         Three         Three
                                                         months        months
                                                         ended         ended
                                                      December 27,  December 28,
                                                          1997          1996
                                                       ----------   ----------
Net sales...........................................   $  481,703   $  476,490
Cost of sales.......................................      402,803      403,910
                                                       ----------   ----------
Gross profit........................................       78,900       72,580
Selling, administrative and general expenses........       35,880       36,876
Provision for doubtful accounts.....................        1,250          463
Amortization of goodwill............................        4,540        4,539
                                                       ----------   ----------
Operating income before interest and taxes..........       37,230       30,702
Interest expense....................................       14,551       14,636
Other expense (income) - net........................           86         (566)
                                                       ----------   ----------
Income before income taxes..........................       22,593       16,632
Income tax expense:
  Current...........................................        9,834        2,238
  Deferred..........................................         (465)       5,009
                                                       ----------   ----------
    Total income tax expense........................        9,369        7,247
                                                       ----------   ----------
Net income..........................................   $   13,224   $    9,385
                                                       ==========   ==========

Average common shares outstanding...................       59,636       62,976

Basic and diluted earnings per common share.........   $     0.22   $     0.15

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                                    December 27,   September 27,
                                                        1997           1997
                                                    -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents.......................    $    17,961     $    17,863
Short-term investments..........................         26,324          23,832
Customer accounts receivable after deductions
  of $22,144 and $20,688 for the respective
  dates for doubtful accounts, discounts,
  returns and allowances........................        287,282         331,457
Sundry notes and accounts receivable............          7,386           6,762
Inventories.....................................        334,269         314,994
Prepaid expenses................................          3,350           2,719
                                                    -----------     -----------
     Total current assets.......................        676,572         697,627
Fixed assets, at cost:
Land and land improvements......................         37,498          36,677
Buildings.......................................        404,521         400,212
Machinery, fixtures and equipment...............        614,851         607,502
                                                    -----------     -----------
                                                      1,056,870       1,044,391
Less accumulated depreciation and amortization..        468,494         459,744
                                                    -----------     -----------
     Fixed assets - net.........................        588,376         584,647
Other assets:
Investments and receivables.....................         28,030          22,670
Intangibles and deferred charges................         29,582          29,781
Excess of purchase cost over
 net assets acquired............................        534,427         538,967
                                                    -----------     -----------
     Total other assets.........................        592,039         591,418
                                                    -----------     -----------
                                                    $ 1,856,987     $ 1,873,692
                                                    ===========     ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt due currently....................    $       470     $       470
Accounts payable and accrued expenses...........        168,042         202,937
Income taxes payable............................         19,672          16,406
Deferred income taxes...........................         42,025          43,782
                                                    -----------     -----------
     Total current liabilities..................        230,209         263,595
Long-term liabilities:
Long-term debt..................................        807,905         806,413
Other...........................................         59,166          58,595
                                                    -----------     -----------
     Total long-term liabilities................        867,071         865,008
Deferred income taxes...........................        115,655         114,363
Shareholders' equity:
Common stock issued.............................            684             684
Capital in excess of par value..................        881,241         882,837
Accumulated deficit.............................       (121,077)       (134,301)
Currency translation adjustments................        (11,727)        (10,211)
                                                    -----------     -----------
                                                        749,121         739,009
Less cost of common stock held in treasury......       (105,069)       (108,283)
                                                    -----------     -----------
     Total shareholders' equity.................        644,052         630,726
                                                    -----------     -----------
                                                    $ 1,856,987     $ 1,873,692
                                                    ===========     ===========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)




                                                         Three         Three
                                                         months        months
                                                         ended         ended
                                                      December 27,  December 28,
                                                          1997          1996
                                                       ----------   ----------
Cash flows from operating activities:
Net income.........................................    $   13,224    $   9,385
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of fixed assets..        15,937       15,724
    Provision for doubtful accounts................         1,250          463
    Amortization of intangibles and deferred
      debt expense.................................         4,682        4,733
    Deferred income taxes..........................          (465)       5,009
    Changes in assets and liabilities:
        Customer accounts receivable - net.........        42,925       42,035
        Sundry notes and accounts receivable.......          (624)       1,121
        Inventories................................       (19,275)      (7,766)
        Prepaid expenses...........................          (631)      (1,898)
        Accounts payable and accrued expenses......       (37,968)     (42,783)
    (Payment) receipt of financing fees............          (122)         364
    Change in interest payable.....................         1,813        2,648
    Change in income taxes payable.................         3,368       (9,407)
    Other..........................................        (1,262)      (4,695)
                                                       ----------   ----------
         Total adjustments.........................         9,628        5,548
                                                       ----------   ----------
Net cash provided by operating activities..........        22,852       14,933
                                                       ----------   ----------

Cash flows from investing activities:
Capital expenditures...............................       (21,488)     (19,460)
Proceeds from sales of assets......................         3,381        2,546
Investment in joint venture........................          (925)      (1,250)
Change in investments..............................        (6,517)        (463)
                                                       ----------   ----------
Net cash used by investing activities..............       (25,549)     (18,627)
                                                       ----------  -----------

Cash flows from financing activities:
Net change in short-term borrowings................             -        2,200
Repayments of long-term debt.......................      (205,039)     (24,878)
Proceeds from issuance of long-term debt...........       206,900       28,738
Proceeds from exercise of stock options............           934            -
Purchase of treasury stock.........................             -      (10,536)
                                                       ----------   ----------
Net cash provided (used) by financing activities...         2,795       (4,476)
                                                       ----------   ----------

Net change in cash and cash equivalents............            98       (8,170)
Cash and cash equivalents at beginning of period...        17,863       15,392
                                                       ----------   ----------
Cash and cash equivalents at end of period.........    $   17,961   $    7,222
                                                       ==========   ==========

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             As of and for the three months ended December 27, 1997

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

Note C.

     In 1997,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously computed primary and fully diluted earnings per share
(EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities. Diluted EPS is very similar to the previously computed fully diluted EPS and, unlike fully diluted EPS, its disclosure is required regardless of materiality. All EPS amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note D.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                    December 27,  September 27,
                                                        1997          1997
                                                     ----------     ----------
     Inventories at average cost:
       Raw materials.............................    $   51,314     $   46,722
       Stock in process..........................       100,075         97,973
       Produced goods............................       203,410        190,326
       Dyes, chemicals and supplies..............        22,957         21,859
                                                     ----------     ----------
                                                        377,756        356,880
       Less excess of average cost over LIFO.....        43,487         41,886
                                                     ----------     ----------
           Total.................................    $  334,269     $  314,994
                                                     ==========     ==========

Note F.

    On December 10, 1998, the Company, established a $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. The Receivables Facility replaced the Company's A-1/D-1 rated commercial paper facility and the related $225.0 million Receivables-Backed Liquidity Facility established with a group of banks.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

General

The Company's earnings per share for the first quarter of the 1998 fiscal year were $0.22 per share, in comparison with $0.15 recorded in the same quarter of the 1997 fiscal year. This improvement was principally the result of the Company's restructuring, cost-reduction and asset management steps that were initiated during the past year.


Performance by Segment

The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months ended December 27, 1997 and December 28, 1996, respectively.

                                                   Three Months Ended
                                               --------------------------
                                               December 27,  December 28,
                                                   1997          1996
                                               ------------  ------------
                                              (Dollar amounts in millions)
Net sales
  Apparel products.........................      $  282.8     $  273.0
  Interior furnishings products............         198.9        203.5
                                                 --------     --------
     Total.................................      $  481.7     $  476.5
                                                 ========     ========

Operating income before interest and taxes
  Apparel products.........................      $   22.5     $   17.9
    As a percentage of net sales...........           8.0%         6.6%
  Interior furnishings products............      $   14.7     $   12.8
    As a percentage of net sales...........           7.4%         6.3%
                                                 --------     --------
     Total.................................      $   37.2     $   30.7
      As a percentage of net sales.........           7.7%         6.4%
                                                 ========     ========



RESULTS OF OPERATIONS

Comparison of Three Months ended December 27, 1997 and December 28, 1996.

     Net sales for the first quarter of the 1998 fiscal year were $481.7 million, 1.1% higher than the $476.5 million recorded for the first quarter of the 1997 fiscal year. Net sales of products for apparel markets for the first quarter of the 1998 fiscal year were $282.8 million, 3.6% higher than the $273.0 million recorded in the first quarter of the 1997 fiscal year. This increase was due primarily to additional volume, and better product mix in the Klopman and Menswear divisions. Net sales of products for interior furnishings markets for the first quarter of the 1998 fiscal year were $198.9 million in comparison with the $203.5 million recorded in the first quarter of the 1997 fiscal year. This reduction was due primarily to the closure in 1997 of the residential carpet product line of the Lees division, lower volume and selling prices in the Area Rugs division and lower volume in the Burlington House division partially offset by higher volume in commercial carpets. Total export sales increased 1% over the comparable quarter of the prior year and represented 11.6% of net sales.

     Operating income before interest and taxes for the first quarter of the 1998 fiscal year was $37.2 million, an increase of 21.2% from the $30.7 million recorded in the first quarter of the 1997 fiscal year. Amortization of goodwill was $4.5 million in the first quarter of the 1998 and 1997 fiscal years. Operating income before interest and taxes for the apparel products segment for the first quarter of the 1998 fiscal year was $22.5 million compared to $17.9 million recorded for the first quarter of the 1997 fiscal year. This increase was due primarily to higher margins resulting from volume and better product mix in the Klopman and Menswear divisions and overall savings from cost-reduction and asset management steps that were initiated during the past year. Operating income before interest and taxes for the interior furnishings products segment for the first quarter of the 1998 fiscal year was $14.7 million compared to $12.8 million recorded for the first quarter of the 1997 fiscal year. This increase was due primarily to improved results in the Lees and Burlington House divisions partially offset by lower margins in the Area Rugs division.

     Interest expense for the first quarter of the 1998 fiscal year was $14.6 million, or 3.0% of net sales, compared with $14.6 million, or 3.1% of net sales, in the first quarter of the 1997 fiscal year.

      Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of goodwill which is not tax-deductible and favorable tax treatment of growing export sales through a Foreign Sales Corporation.


Liquidity and Capital Resources

    During the first three months of the 1998 fiscal year, the Company generated $22.9 million of cash from operating activities and $3.4 million from sales of assets and had net borrowings of long- and short-term debt of $1.9 million. Cash was primarily used as follows: $22.4 million for capital expenditures and investment in joint venture and $6.5 million for other investing activities, primarily, related to the growth and modernization of Mexican plants. At December 27, 1997, total debt of the Company (consisting of current and non-current portions of long-term debt) was $808.4 million compared with $806.9 million at September 27, 1997 and $845.4 million at December 28, 1996.

    The Company's principal uses of funds during the next several years will be for capital investments (including the funding of acquisitions and participations in joint ventures), repayment and servicing of indebtedness, working capital needs and the repurchase of shares of Company common stock. The Company intends to fund such needs principally from net cash provided by operating activities and, to the extent necessary, from funds provided by the credit facilities described in this section. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

    In August 1997, the Company issued $150.0 million principal amount of 7.25% notes due August 1, 2027 ("Notes Due 2027") at a price of 99.402% plus accrued interest. The Notes Due 2027 will be redeemable as a whole or in part at the option of the Company at any time on or after August 2, 2007, and will also be redeemable at the option of the holders thereof on August 1, 2007 in amounts at 100% of their principal amount. On September 26, 1995, the Company issued $150.0 million principal amount of 7.25% notes due September 15, 2005 ("Notes Due 2005") at a price of 99.926% plus accrued interest. The Notes Due 2005 are not redeemable prior to maturity. The Notes Due 2027 and the Notes Due 2005 are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the Company.

     The Company has a $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which expires in March, 2001. At January 29, 1998, the Company had approximately $444.0 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

    Loans under the 1995 Bank Credit Agreement bear interest at either (i) floating rates generally payable quarterly based on the Adjusted Eurodollar Rate plus 0.275% or (ii) Eurodollar rates or fixed rates which may be offered from time to time by a Lender pursuant to a competitive bid request submitted by the Company, payable up to 360 days. In addition, the Company pays an annual facility fee of 0.15%. The interest rate and the facility fee are based on the

Company's current implied senior unsecured debt ratings of BBB minus and Baa3. In the event that the Company's debt ratings improve, the interest rate and facility fees would be reduced. Conversely, a deterioration in the Company's debt ratings would increase the interest rate and facility fees.

    The 1995 Bank Credit Agreement imposes various limitations on the liquidity of the Company. The Agreement requires the Company to maintain minimum interest coverage and maximum leverage ratios and a specified level of net worth. In addition, the Agreement limits dividend payments, stock repurchases, leases, the incurrence of additional indebtedness by consolidated subsidiaries, the creation of additional liens and the making of investments in non-U.S. persons, and restricts the Company's ability to enter into certain merger, liquidation or asset sale or purchase transactions.

    On December 10, 1998, the Company, established a $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At January 29, 1998, $179.5 million in borrowings under this facility with original maturities of up to 266 days was outstanding. The Receivables Facility replaced the Company's A-1/D-1 rated commercial paper facility and the related $225.0 million Receivables-Backed Liquidity Facility established with a group of banks.

    Because the Company's obligations under the 1995 Bank Credit Agreement and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.


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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

                    a)  Exhibits.

                        None.

                    b)  Reports on Form 8-K.

                        The Company filed a report on Form 8-K, dated December 3, 1997. The Item reported was "Item 5. Other Events".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
Date:  January 30, 1998                    Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer