Form 10-Q
period 1998-03-28
BURLINGTON INDUSTRIES INC /DE/
filed 1998-05-06
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 28, 1998

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

                                 (336) 379-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 23, 1998, there were outstanding 59,863,597 shares of Common Stock, par value $.01 per share, and 1,481,988 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.    Financial Statements



              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)



                                 Three       Three         Six         Six
                                 months      months      months      months
                                 ended       ended        ended       ended
                                March 28,   March 29,   March 28,   March 29,
                                  1998        1997        1998        1997
                                ---------   ---------  ----------  ----------
Net sales                    $   517,954 $   537,161 $   999,657 $ 1,013,651
Cost of sales                    423,272     450,196     826,075     854,106
                                ---------   ---------  ----------  ----------
Gross profit                      94,682      86,965     173,582     159,545
Selling, administrative and
  general expenses                36,307      37,993      73,437      75,332
Amortization of goodwill           4,539       4,540       9,079       9,079
                                ---------   ---------  ----------  ----------
Operating income before
  interest and taxes              53,836      44,432      91,066      75,134

Interest expense                  15,057      14,849      29,608      29,485
Other expense (income) - net      (1,013)     (5,620)       (927)     (6,186)
                                ---------   ---------  ----------  ----------
Income before income taxes        39,792      35,203      62,385      51,835

Income tax expense:
  Current                         10,322       9,949      20,156      12,187
  Deferred                         4,900       4,139       4,435       9,148
                                ---------   ---------  ----------  ----------
    Total income tax expense      15,222      14,088      24,591      21,335

                                ---------   ---------  ----------  ----------
Net income                   $    24,570 $    21,115 $    37,794 $    30,500
                                =========   =========  ==========  ==========

Average common shares outstanding 60,037      61,962      59,836      62,469

Basic earnings per share            0.41        0.34        0.63        0.49
Diluted earnings per share          0.40        0.34        0.62        0.49


See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                   March 28,     September 27,
                                                     1998            1997
                                                 ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents                        $    13,517     $    17,863
Short-term investments                                26,430          23,832
Customer accounts receivable after deductions
  of $22,355 and $20,688 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                  329,586         331,457
Sundry notes and accounts receivable                  11,540           6,762
Inventories                                          347,238         314,994
Prepaid expenses                                       3,592           2,719
                                                  -----------     -----------
    Total current assets                             731,903         697,627
Fixed assets, at cost:
Land and land improvements                            37,433          36,677
Buildings                                            429,609         400,212
Machinery, fixtures and equipment                    629,766         607,502
                                                  -----------     -----------
                                                   1,096,808       1,044,391
Less accumulated depreciation and amortization       481,416         459,744
                                                  -----------     -----------
    Fixed assets - net                               615,392         584,647
Other assets:
Investments and receivables                           19,937          22,670
Intangibles and deferred charges                      30,043          29,781
Excess of purchase cost over net assets acquired     529,888         538,967
                                                  -----------     -----------
    Total other assets                               579,868         591,418
                                                  -----------     -----------
                                                 $ 1,927,163     $ 1,873,692
                                                  ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                            $     2,000     $         0
Long-term debt due currently                             470             470
Accounts payable - trade                              88,638         102,898
Sundry payables and accrued expenses                  92,195         100,039
Income taxes payable                                   8,805          16,406
Deferred income taxes                                 44,183          43,782
                                                  -----------     -----------
      Total current liabilities                      236,291         263,595
Long-term liabilities:
Long-term debt                                       825,639         806,413
Other                                                 59,413          58,595
                                                  -----------     -----------
     Total long-term liabilities                     885,052         865,008
Deferred income taxes                                118,397         114,363
Shareholders' equity:
Common stock issued                                      684             684
Capital in excess of par value                       883,408         882,837
Accumulated deficit                                  (96,507)       (134,301)
Currency translation adjustments                     (13,046)        (10,211)
                                                  -----------     -----------
                                                     774,539         739,009
Less cost of common stock held in treasury           (87,116)       (108,283)
                                                  -----------     -----------
     Total shareholders' equity                      687,423         630,726
                                                  -----------     -----------
                                                 $ 1,927,163     $ 1,873,692
                                                  ===========     ===========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                        Six              Six
                                                      months           months
                                                       ended            ended
                                                     March 28,        March 29,
                                                       1998             1997
                                                   ------------     ------------
Cash flows from operating activities:
Net income                                       $      37,794    $      30,500
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets        32,706           32,004
   Amortization of intangibles and
    deferred debt expense                                9,291            9,393
   Deferred income taxes                                 4,435            9,148
   Gain on disposal of assets                             (512)          (4,780)
   Changes in assets and liabilities:
      Customer accounts receivable - net                 1,871          (14,249)
      Sundry notes and accounts receivable              (4,778)            (711)
      Inventories                                      (32,244)         (25,269)
      Prepaid expenses                                    (873)          (1,613)
      Accounts payable and accrued expenses            (22,153)         (15,776)
   Change in income taxes payable                       (5,428)          (2,096)
   Other                                                (4,532)          (8,264)
                                                   ------------     ------------
        Total adjustments                              (22,217)         (22,213)
                                                   ------------     ------------
Net cash provided by operating activities               15,577            8,287
                                                   ------------     ------------

Cash flows from investing activities:
  Capital expenditures                                 (65,042)         (40,264)
  Proceeds from sales of assets                          4,720            4,697
  Investment in joint venture                             (925)          (1,750)
  Change in investments                                  2,355             (186)
                                                   ------------     ------------
Net cash used by investing activities                  (58,892)         (37,503)
                                                   ------------     ------------

Cash flows from financing activities:
  Changes in short-term borrowings                       2,000            3,900
  Repayments of long-term debt                        (190,390)          (9,882)
  Proceeds from issuance of long-term debt             214,083           61,504
  Proceeds from exercise of stock options               13,632            2,057
  Purchase of treasury shares                             (356)         (30,794)
                                                   ------------     ------------
Net cash provided by financing activities               38,969           26,785
                                                   ------------     ------------

Net change in cash and cash equivalents                 (4,346)          (2,431)
Cash and cash equivalents at beginning of period        17,863           15,392
                                                   ------------     ------------
Cash and cash equivalents at end of period       $      13,517    $      12,961
                                                   ============     ============


See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the six months ended March 28, 1998

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

Note D.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                      Three Months Ended     Six Months Ended
                                      March 28, March 29,  March 28,  March 29,
                                        1998      1997       1998        1997
                                      --------- ---------  ---------  --------
Numerator:
  Net income........................  $ 24,570  $ 21,115   $ 37,794   $ 30,500
  Effect of dilutive securities:
   Convertible note.................        52       100        116        230
                                       -------  --------   --------   --------
    Numerator for diluted earnings
     per share......................  $ 24,622  $ 21,215   $ 37,910   $ 30,730
                                      ========  ========   ========   ========

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares..    60,037    61,962     59,836     62,469
  Effect of dilutive securities:
   Stock options....................       684       264        698        154
   Convertible note.................       340       644        374        729
                                      --------  --------   --------   --------
  Dilutive potential common shares..     1,024       908      1,072        883
                                      --------  --------   --------   --------
    Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversions....................    61,061    62,870     60,908     63,352
                                      ========  ========   ========   ========

On March 13, 1998, 407,000 treasury shares were issued upon the conversion of the remaining balance of the note referred to above.

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                      March 28,    September 27,
                                                        1998           1997
                                                     ----------     ----------
     Inventories at average cost:
       Raw materials.............................    $   55,666     $   46,722
       Stock in process..........................       107,047         97,973
       Produced goods............................       204,399        190,326
       Dyes, chemicals and supplies..............        22,613         21,859
                                                     ----------     ----------
                                                        389,725        356,880
       Less excess of average cost over LIFO.....        42,487         41,886
                                                     ----------     ----------
           Total.................................    $  347,238     $  314,994
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

Note G.

     On April 23, 1998, the Company announced that it has agreed to form a joint venture with Unifi, Inc. to manufacture and market textured polyester yarns. Under the agreement, Unifi, Inc. will own a majority ownership and will manage the business, and the Company's existing textured yarn business and its Mayodan, North Carolina plant (now part of the Burlington Madison Yarn division) will be transferred to the joint venture. Following the closing of the transaction, which is expected to occur on May 30, 1998, the Burlington Madison Yarn division will produce only spun synthetic yarns, utilizing its facilities in Ranlo and St. Pauls, North Carolina.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

General

The Company's basic earnings per share for the second quarter of the 1998 fiscal year were $0.41 per share, in comparison with $0.34 recorded in the same quarter of the 1997 fiscal year. Although sales for the second quarter decreased slightly, the improvement in the Company's operations reflects the effects of the restructuring, cost-reduction and asset management steps that were initiated during the past year.

Performance by Segment

     The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months and six months ended March 28, 1998 and March 29, 1997, respectively.

                                       Three Months Ended     Six Months Ended
                                      -------------------  --------------------
                                      March 28, March 29,  March 28,  March 29,
                                        1998      1997       1998        1997
                                      --------- ---------  ---------  ---------

Net sales
  Apparel products................... $  308.6  $  324.7   $   591.4  $   597.7
  Interior furnishings products......    209.4     212.5       408.3      416.0
                                      --------  --------   ---------  ---------
     Total........................... $  518.0  $  537.2   $   999.7  $ 1,013.7
                                      ========  ========   =========  =========

Operating income before interest
 and taxes
  Apparel products................... $   34.6  $   33.6   $    57.2  $    51.5
    As a percentage of net sales.....     11.2%     10.3%        9.7%       8.6%
  Interior furnishings products (a).. $   19.2  $   10.8   $    33.9  $    23.6
    As a percentage of net sales.....      9.2%      5.1%        8.3%       5.7%
                                      --------  --------   ---------  ---------
     Total........................... $   53.8  $   44.4   $    91.1  $    75.1
      As a percentage of net sales...     10.4%      8.3%        9.1%       7.4%
                                      ========  ========   =========  =========

(a) Fiscal year 1997 periods include a $3.8 million charge for the closing of a yarn spinning plant in the Burlington House Area Rugs division.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 28, 1998 and March 29, 1997.

     Net sales for the second quarter of the 1998 fiscal year were $518.0 million, 3.6% lower than the $537.2 million recorded for the second quarter of the 1997 fiscal year. Net sales of products for apparel markets for the second quarter of the 1998 fiscal year were $308.6 million, 5.0% lower than the $324.7 million recorded in the second quarter of the 1997 fiscal year. This decrease was due primarily to lower volume in the Menswear and Klopman divisions, partially offset by higher Denim division sales due primarily to volume increases. Net sales of products for interior furnishings markets for the second quarter of the 1998 fiscal year were $209.4 million in comparison with the $212.5 million recorded in the second quarter of the 1997 fiscal year. This reduction was due primarily to the closure in 1997 of the residential carpet product line of the Lees division and lower volume in the Area Rugs division, partially offset by higher volume in the commercial carpet product line. Total export sales decreased 3.7% from the comparable quarter of the prior year and represented 12.2% of net sales.

     Operating income before interest and taxes for the second quarter of the 1998 fiscal year was $53.8 million, an increase of 21.2% from the $44.4 million recorded in the second quarter of the 1997 fiscal year. Amortization of goodwill was $4.5 million in the second quarter of the 1998 and 1997 fiscal years. Operating income before interest and taxes for the apparel products segment for the second quarter of the 1998 fiscal year was $34.6 million compared to $33.6 million recorded for the second quarter of the 1997 fiscal year. This increase was due primarily to improved results in the Denim division resulting from operating efficiencies, higher sales volume and lower raw material costs, partially offset by lower profits in the Klopman and Menswear divisions. Operating income before interest and taxes for the interior furnishings products segment for the second quarter of the 1998 fiscal year was $19.2 million compared to $10.8 million recorded for the second quarter of the 1997 fiscal year. This increase was due primarily to higher margins resulting from volume and better product mix in the Lees division, improved results in the Burlington House division and improved results in the Area Rugs division due to the absence of the plant closing charge recorded in the prior year.

     Interest expense for the second quarter of the 1998 fiscal year was $15.1 million, or 2.9% of net sales, compared with $14.8 million, or 2.8% of net sales, in the second quarter of the 1997 fiscal year.

      Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of goodwill which is not tax-deductible and favorable tax treatment of export sales through a Foreign Sales Corporation.

Comparison of Six Months ended March 28, 1998 and March 29, 1997.

     Net sales for the first six months of the 1998 fiscal year were $999.7 million, 1.4% lower than the $1,013.7 million recorded for the first six months of the 1997 fiscal year. Net sales of products for apparel markets for the first six months of the 1998 fiscal year were $591.4 million, 1.1% lower than the $597.7 million recorded in the first six months of the 1997 fiscal year. This decrease was due primarily to lower volume in the Menswear and Klopman divisions partially offset by mix improvement. The Denim division sales were higher due to volume but offset somewhat by lower price/mix. Net sales of products for interior furnishings markets for the first six months of the 1998 fiscal year were $408.3 million in comparison with the $416.0 million recorded in the first six months of the 1997 fiscal year. This reduction was due primarily to the closure in 1997 of the residential carpet product line of the Lees division, lower volume in the Area Rugs and Burlington House divisions, partially offset by higher volume in the commercial carpet product line. Total export sales decreased 1.5% from the comparable period of the prior year and represented 11.9% of net sales.

     Operating income before interest and taxes for the first six months of the 1998 fiscal year was $91.1 million, an increase of 21.3% from the $75.3 million recorded in the first six months of the 1997 fiscal year. Amortization of goodwill was $9.1 million in the first six months of the 1998 and 1997 fiscal years. Operating income before interest and taxes for the apparel products segment for the first six months of the 1998 fiscal year was $57.2 million compared to $51.5 million recorded for the first six months of the 1997 fiscal year. This increase was due primarily to improved results in the Denim division as a result of operating efficiencies, higher sales volume and lower raw material costs, and improved results in the Menswear and Sportswear divisions. Operating income before interest and taxes for the interior furnishings products segment for the first six months of the 1998 fiscal year was $33.9 million compared to $23.6 million recorded for the first six months of the 1997 fiscal year. This increase was due primarily to higher margins resulting from volume and better product mix in the Lees division and improved results in the Burlington House and Area Rugs divisions.

     Interest expense for the first six months of the 1998 fiscal year was $29.6 million, or 3.0% of net sales, compared with $29.5 million, or 2.9% of net sales, in the first six months of the 1997 fiscal year.

      Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of goodwill which is not tax-deductible and favorable tax treatment of export sales through a Foreign Sales Corporation.

Liquidity and Capital Resources

    During the first six months of the 1998 fiscal year, the Company generated $15.6 million of cash from operating activities, $4.7 million from sales of assets, $13.6 million from the exercise of stock options, $2.4 million from other investing activities, and had net borrowings of long- and short-term debt of $25.7 million. Cash was primarily used for capital expenditures and investment in joint venture totalling $66.0 million. At March 28, 1998, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $828.1 million compared with $806.9 million at September 27, 1997 and $895.1 million at March 29, 1997.

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

     The Company has a $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which expires in March, 2001. At May 1, 1998, the Company had approximately $439.0 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

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

    On December 10, 1998, the Company, established a $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At May 1, 1998, $201.9 million in borrowings under this facility with original maturities of up to 266 days was outstanding. The Receivables Facility replaced the Company's A-1/D-1 rated commercial paper facility and the related $225.0 million receivables-backed liquidity facility established with a group of banks.

    Because the Company's obligations under the 1995 Bank Credit Agreement and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

Forward-Looking Statements

     With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent management's current expectations or beliefs as to the future and are subject to risks and uncertainties which could affect the Company's actual future results and which could cause those results to differ materially from the expectations or beliefs expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the outlook for global economic activity and its impact upon the Company's businesses; the demand for textile products, including the acceptance by customers and consumers of the Company's products and the possible imbalances between consumer demand and inventories of the Company's customers; the success of the Company's value-added, fashion-driven product strategy; the Company's relationships with its principal customers and suppliers; cost and availability of raw materials and labor; the success of the Company's strategic plans to expand in the United States, and in India and Mexico; the Company's ability to finance its capital expansion and modernization programs, and the level of the Company's indebtedness and the exposure to interest rate fluctuations; governmental legislation and regulatory changes which impose higher costs, or greater restrictions, on the Company's operations and which alter the existing regulation of international trade; and the long-term implications of the current development of regional trade blocs and the effect of the anticipated elimination of quotas and lowering of tariffs under the GATT trade regime by 2005. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         At Registrant's Annual Meeting held on February 4, 1998, the following actions were taken:

         1. John G. Medlin, Jr. and Nelson Schwab III were elected as Class III Directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2001; and

         2. The selection of Ernst & Young LLP as Registrant's independent public accountants for its 1998 fiscal year was approved.

         Mr. Medlin received 50,263,793 shares voted in favor of his election and 371,207 shares were withheld; and Mr. Schwab received 50,250,455 shares voted in favor of his election and 384,545 shares were withheld. 50,520,171 shares were voted in favor of the selection of Ernst & Young LLP as Registrant's independent public accountants, 71,333 shares were voted against and 42,488 shares abstained.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
Date:  May 6, 1998                         Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer