Form 10-Q
period 1998-06-27
BURLINGTON INDUSTRIES INC /DE/
filed 1998-08-04
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 27, 1998, there were outstanding 61,420,955 shares of Common Stock, par value $.01 per share, and 704,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.    Financial Statements



              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                  Three       Three       Nine        Nine
                                 months      months      months      months
                                  ended       ended       ended      ended
                                June 27,    June 28,    June 27,    June 28,
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ---------
Net sales                    $   511,033 $   553,590 $ 1,510,690 $1,567,241
Cost of sales                    414,781     463,975   1,240,856  1,318,081
                               ----------  ----------  ----------  ---------
Gross profit                      96,252      89,615     269,834    249,160
Selling, administrative and
  general expenses                37,406      41,811     110,843    117,143
Amortization of goodwill           4,539       4,539      13,618     13,618
Provision for restructuring            0      12,058           0     12,058
                               ----------  ----------  ----------  ---------
Operating income before
  interest and taxes              54,307      31,207     145,373    106,341

Interest expense                  14,701      15,355      44,309     44,840
Equity in income of
 joint ventures                   (1,074)          0         (74)         0
Other expense (income) - net        (683)     (4,874)     (2,610)   (11,060)
                               ----------  ----------  ----------  ---------
Income before income taxes        41,363      20,726     103,748     72,561

Income tax expense:
  Current                         11,887      12,329      32,043     24,516
  Deferred                         3,525      (5,094)      7,960      4,054
                               ----------  ----------  ----------  ---------
    Total income tax expense      15,412       7,235      40,003     28,570

                               ----------  ----------  ----------  ---------
Net income                   $    25,951 $    13,491 $    63,745 $   43,991
                               ==========  ==========  ==========  =========

Average common shares
 outstanding                      61,738      60,867      60,470     61,935

Net income per common share:
  Basic earnings per share   $      0.42 $      0.22 $      1.05 $     0.71
  Diluted earnings per share $      0.42 $      0.22 $      1.04 $     0.71

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     June 27,      September 27,
                                                       1998            1997
                                                     ----------      ---------
ASSETS
Current assets:
Cash and cash equivalents                         $     11,356    $    17,863
Short-term investments                                  27,266         23,832
Customer accounts receivable after deductions
  of $22,339 and $20,688 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                    316,671        331,457
Sundry notes and accounts receivable                    14,865          6,762
Inventories                                            345,875        314,994
Prepaid expenses                                         3,337          2,719
                                                     ----------     ----------
    Total current assets                               719,370        697,627
Fixed assets, at cost:
Land and land improvements                              36,983         36,677
Buildings                                              436,150        400,212
Machinery, fixtures and equipment                      620,921        607,502
                                                     ----------     ----------
                                                     1,094,054      1,044,391
Less accumulated depreciation and amortization         478,630        459,744
                                                     ----------     ----------
    Fixed assets - net                                 615,424        584,647
Other assets:
Investments and receivables                             39,503         22,670
Intangibles and deferred charges                        36,375         29,781
Excess of purchase cost over net assets acquired       518,634        538,967
                                                     ----------     ----------
    Total other assets                                 594,512        591,418
                                                     ----------     ----------
                                                  $  1,929,306    $ 1,873,692
                                                     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt due currently                      $        470    $       470
Accounts payable - trade                                83,371        102,898
Sundry payables and accrued expenses                    93,441        100,039
Income taxes payable                                     8,932         16,406
Deferred income taxes                                   45,128         43,782
                                                     ----------     ----------
      Total current liabilities                        231,342        263,595
Long-term liabilities:
Long-term debt                                         792,085        806,413
Other                                                   59,371         58,595
                                                     ----------     ----------
     Total long-term liabilities                       851,456        865,008
Deferred income taxes                                  120,977        114,363
Shareholders' equity:
Common stock issued                                        684            684
Capital in excess of par value                         885,167        882,837
Accumulated deficit                                    (70,556)      (134,301)
Currency translation adjustments                       (14,135)       (10,211)
                                                     ----------     ----------
                                                       801,160        739,009
Less cost of common stock held in treasury             (75,629)      (108,283)
                                                     ----------     ----------
     Total shareholders' equity                        725,531        630,726
                                                     ----------     ----------
                                                   $ 1,929,306    $ 1,873,692
                                                     ==========     ==========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                       Nine            Nine
                                                      months          months
                                                       ended          ended
                                                     June 27,        June 28,
                                                       1998            1997
                                                     ----------      ---------
Cash flows from operating activities:
Net income                                         $    63,745    $    43,991
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets        49,391         48,771
   Amortization of intangibles and
    deferred debt expense                               13,899         14,002
   Deferred income taxes                                 7,960          4,054
   Gain on disposal of assets                             (512)        (9,068)
   Provision for restructuring                               0         12,058
   Changes in assets and liabilities:
      Customer accounts receivable - net                14,786         (1,283)
      Sundry notes and accounts receivable              (6,169)        (1,157)
      Inventories                                      (38,204)       (18,054)
      Prepaid expenses                                    (618)          (763)
      Accounts payable and accrued expenses            (24,759)       (19,556)
   Change in income taxes payable                       (2,976)         4,245
   Other                                               (10,650)        (7,210)
                                                     ----------      ---------
        Total adjustments                                2,148         26,039
                                                     ----------      ---------
Net cash provided by operating activities               65,893         70,030
                                                     ----------      ---------

Cash flows from investing activities:
  Capital expenditures                                 (90,693)       (61,042)
  Proceeds from sales of assets                          5,196         14,847
  Investment in joint ventures                          (1,425)        (2,750)
  Change in investments                                  1,413           (341)
                                                     ----------      ---------
Net cash used by investing activities                  (85,509)       (49,286)
                                                     ----------      ---------

Cash flows from financing activities:
  Changes in short-term borrowings                           0            300
  Repayments of long-term debt                        (226,586)       (15,283)
  Proceeds from issuance of long-term debt             215,559         47,006
  Proceeds from exercise of stock options               24,492          2,329
  Purchase of treasury shares                             (356)       (53,419)
                                                     ----------      ---------
Net cash provided (used) by financing activities        13,109        (19,067)
                                                     ----------      ---------

Net change in cash and cash equivalents                 (6,507)         1,677
Cash and cash equivalents at beginning of period        17,863         15,392
                                                     ----------      ---------
Cash and cash equivalents at end of period         $    11,356    $    17,069
                                                     ==========      =========


See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the nine months ended June 27, 1998

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

Note D.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                       Three Months Ended   Nine Months Ended
                                      -------------------  -------------------
                                       June 27,  June 28,   June 27,   June 28,
                                        1998      1997       1998        1997
                                      --------- ---------  ---------  -------
Numerator:
  Net income........................  $ 25,951  $ 13,491   $ 63,745   $ 43,991
  Effect of dilutive securities:
   Convertible note.................         -        65        116        295
                                       -------  --------   --------   --------
    Numerator for diluted earnings
     per share......................  $ 25,951  $ 13,556   $ 63,861   $ 44,286
                                      ========  ========   ========   ========

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares..    61,738    60,867     60,470     61,935
  Effect of dilutive securities:
   Stock options....................       712        59        703        122
   Convertible note.................         -       407        249        622
                                      --------  --------   --------   --------
  Dilutive potential common shares..       712       466        952        744
                                      --------  --------   --------   --------
    Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversions....................    62,450    61,333     61,422     62,679
                                      ========  ========   ========   ========

On March 13, 1998, 407,000 treasury shares were issued upon the conversion of the remaining balance of the note referred to above. During the 1998 fiscal year, outstanding shares also changed due to (i) the issuance of 186,444 shares of treasury stock to settle Performance Unit awards; (ii) the issuance of 2,136,203 shares of treasury stock for exercise of stock options; and (iii) the purchase of 16,507 shares for other transactions. On July 22, 1998, the Company announced that the Board of Directors had authorized the Company to repurchase up to 2,500,000 shares of common stock over the next 12 months to be used for general purposes.

Note E.

     Inventories are summarized as follows (dollar amounts in thousands):

                                                      June 27,    September 27,
                                                        1998          1997
                                                     ----------     ----------
     Inventories at average cost:
       Raw materials.............................    $   48,340     $   46,722
       Stock in process..........................       103,994         97,973
       Produced goods............................       213,379        190,326
       Dyes, chemicals and supplies..............        22,388         21,859
                                                     ----------     ----------
                                                        388,101        356,880
       Less excess of average cost over LIFO.....        42,226         41,886
                                                     ----------     ----------
           Total.................................    $  345,875     $  314,994
                                                     ==========     ==========

Note F.

    On December 10, 1998, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. The Receivables Facility replaced the Company's A-1/D-1 rated commercial paper facility and the related $225.0 million Receivables-Backed Liquidity Facility established with a group of banks.

Note G.

     On May 30, 1998, the Company formed a joint venture with Unifi, Inc. to manufacture and market textured polyester yarns. Each of the partners transferred their textured yarn manufacturing assets into a newly-formed limited liability company. Under the agreement, Unifi, Inc. owns a majority ownership interest and manages the business. The noncash transfer of assets from the Company's Burlington Madison Yarn division included $24.6 million of inventory, fixed assets and goodwill for an equity investment. This division now produces only spun synthetic yarns.

Note H.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective October 3, 1999. Under the Statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the Statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

General

The Company's diluted earnings per share for the third quarter of the 1998 fiscal year were $0.42 per share, in comparison with $0.35 recorded in the same quarter of the 1997 fiscal year before non-recurring items. Net sales increased in the interior furnishings segment, while apparel segment sales declined. Excluding businesses that have been sold or closed since last year's third quarter, net sales declined 5.2%. Operating income before interest and taxes for the third quarter of the 1998 fiscal year was $54.3 million, compared to $43.3 million for the same period in fiscal year 1997 excluding the 1997 provision for restructuring. The improvement in the Company's operations reflects the effects of the restructuring, cost-reduction and asset management steps that were initiated during the past year.

Performance by Segment

     The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. The following table sets forth certain information about the segment results for the three months and nine months ended June 27, 1998 and June 28, 1997, respectively.

                                      Three Months Ended     Nine Months Ended
                                      -------------------  --------------------
                                       June 27,  June 28,   June 27,   June 28,
                                        1998      1997       1998        1997
                                      --------- ---------  ---------  ---------

Net sales
  Apparel products................... $  297.7  $  345.7   $   889.1  $   943.3
  Interior furnishings products......    213.3     207.9       621.6      623.9
                                      --------  --------   ---------  ---------
     Total........................... $  511.0  $  553.6   $ 1,510.7  $ 1,567.2
                                      ========  ========   =========  =========

Operating income before interest
 and taxes
  Apparel products................... $   29.5  $   36.2   $    86.7  $    87.7
    As a percentage of net sales.....      9.9%     10.5%        9.8%       9.3%
  Interior furnishings products (a).. $   24.8  $    7.1   $    58.7  $    30.7
    As a percentage of net sales.....     11.6%      3.4%        9.4%       4.9%
                                      --------  --------   ---------  ---------
Operating income before interest,
 taxes, and provision for
 restructuring....................... $   54.3  $   43.3   $   145.4  $   118.4
Provision for restructuring..........        -     (12.1)          -      (12.1)
                                      --------  --------    --------  ---------
    Total............................ $   54.3  $   31.2   $   145.4  $   106.3
    As a percentage of net sales.....     10.6%      5.6%        9.6%       6.8%
                                      ========  ========   =========  =========

(a) Fiscal year 1997 periods include a $4.9 million charge for exiting the residential carpet product line. The nine month period ended June 28, 1997 includes a $3.8 million charge for the closing of a yarn spinning plant in the Burlington House Area Rugs division.


RESULTS OF OPERATIONS

Comparison of Three Months ended June 27, 1998 and June 28, 1997.

     Net sales for the third quarter of the 1998 fiscal year were $511.0 million, 7.7% lower than the $553.6 million recorded for the third quarter of the 1997 fiscal year. Excluding those businesses that have been sold or closed since last year's third quarter, net sales declined 5.2%. Net sales of products for apparel markets for the third quarter of the 1998 fiscal year were $297.7 million, 13.9% lower than the $345.7 million recorded in the third quarter of the 1997 fiscal year. This decrease was due primarily to lower volume in the Menswear, Klopman and Sportswear divisions, partially offset by higher volume by the Denim division. Net sales of products for interior furnishings markets for the third quarter of the 1998 fiscal year were $213.3 million in comparison with the $207.9 million recorded in the third quarter of the 1997 fiscal year. This increase was due primarily to higher selling prices and increased volume in the commercial carpet product line of the Lees division and higher volume in the Area Rugs and Bacova divisions. Total export sales decreased 2.4% from the comparable quarter of the prior year and represented 12.1% of net sales.

     Operating income before interest and taxes for the third quarter of the 1998 fiscal year was $54.3 million, an increase of 74.0% from the $31.2 million recorded in the third quarter of the 1997 fiscal year. Before the 1997 provision for restructuring and the 1997 charge for exiting the residential carpet product line, operating income before interest and taxes for the third quarter of the 1998 fiscal year increased 25.4% from the $43.3 million recorded in the third quarter of the 1997 fiscal year. Amortization of goodwill was $4.5 million in the third quarter of the 1998 and 1997 fiscal years. Operating income before interest and taxes for the apparel products segment for the third quarter of the 1998 fiscal year was $29.5 million compared to $36.2 million recorded for the third quarter of the 1997 fiscal year. This decrease was due primarily to lower sales volumes and profits in the Klopman and Menswear divisions and the transfer of the Company's textured yarn business to a joint venture, partially offset by improved results in the Denim, Sportswear and Burlington Madison Yarn (spun) divisions. Operating income before interest and taxes for the interior furnishings products segment for the third quarter of the 1998 fiscal year was $24.8 million compared to $7.1 million recorded for the third quarter of the 1997 fiscal year. This increase was due primarily to higher margins resulting from volume and better product mix in the Lees division, the absence of the $4.9 million charge for exiting the residential carpet product line recorded in the prior year, and improved results in the Burlington House division.

     Interest expense for the third quarter of the 1998 fiscal year was $14.7 million, or 2.9% of net sales, compared with $15.4 million, or 2.8% of net sales, in the third quarter of the 1997 fiscal year.

     During the third quarter of the 1998 fiscal year, the Company recorded equity in income of joint ventures of $1.1 million related to its joint venture operation with Unifi, Inc., which commenced on May 30, 1998.

     Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of goodwill which is not tax-deductible and favorable tax treatment of export sales through a Foreign Sales Corporation.

Comparison of Nine Months ended June 27, 1998 and June 28, 1997.

     Net sales for the first nine months of the 1998 fiscal year were $1,510.7 million, 3.6% lower than the $1,567.2 million recorded for the first nine months of the 1997 fiscal year. Net sales of products for apparel markets for the first nine months of the 1998 fiscal year were $889.1 million, 5.7% lower than the $943.3 million recorded in the first nine months of the 1997 fiscal year. This decrease was due primarily to lower volume in the Menswear, Klopman and Sportswear divisions partially offset by mix improvement. The Denim division sales were higher due to volume increases but offset somewhat by lower prices. Net sales of products for interior furnishings markets for the first nine months of the 1998 fiscal year were $621.6 million in comparison with the $623.9 million recorded in the first nine months of the 1997 fiscal year. This reduction was due primarily to the closure in 1997 of the residential carpet product line of the Lees division, lower price/mix in the Burlington House division, and lower volume in the Area Rugs division, partially offset by higher volume in the commercial carpet product line. Total export sales decreased 1.9% from the comparable period of the prior year and represented 12.0% of net sales.

     Operating income before interest and taxes for the first nine months of the 1998 fiscal year was $145.4 million, an increase of 36.8% from the $106.3 million recorded in the first nine months of the 1997 fiscal year. Amortization of goodwill was $13.6 million in the first nine months of the 1998 and 1997 fiscal years. Operating income before interest and taxes for the apparel products segment for the first nine months of the 1998 fiscal year was $86.7 million compared to $87.7 million recorded for the first nine months of the 1997 fiscal year. This decrease primarily was composed of lower profits in the Menswear and Klopman divisions and the transfer of the Company's textured yarn business to a joint venture, partially offset by improved results in the Denim, Sportswear and Burlington Madison Yarn (spun) divisions. Operating income before interest and taxes for the interior furnishings products segment for the first nine months of the 1998 fiscal year was $58.7 million compared to $30.7 million recorded for the first nine months of the 1997 fiscal year. This increase was due primarily to higher margins resulting from volume and better product mix in the Lees division, improved results in the Burlington House and Area Rugs divisions due to cost reductions, and the absence of the $4.9 million and $3.8 million charges for exiting the residential carpet product line and closing a yarn spinning plant in the Burlington House Area Rugs division, respectively, in the prior period.

     Interest expense for the first nine months of the 1998 fiscal year was $44.3 million, or 2.9% of net sales, compared with $44.8 million, or 2.9% of net sales, in the first nine months of the 1997 fiscal year.

     During the first nine months of the 1998 fiscal year, the Company recorded equity in income of joint ventures of $0.1 million related to its textured yarn joint venture operations with Unifi, Inc., which commenced on May 30, 1998, and its denim fabric joint venture with Mafatlal Industries Limited in India.

     Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of goodwill which is not tax-deductible and favorable tax treatment of export sales through a Foreign Sales Corporation.

Liquidity and Capital Resources

    During the first nine months of the 1998 fiscal year, the Company generated $65.9 million of cash from operating activities, $5.2 million from sales of assets, $24.5 million from the exercise of stock options, and $1.4 million from other investing activities. Cash was primarily used for capital expenditures and investment in joint ventures totalling $92.1 million, and $11.0 million for net repayments of long-term debt. At June 27, 1998, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $792.6 million compared with $806.9 million at September 27, 1997 and $871.6 million at June 28, 1997.

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

     The Company has a $750.0 million unsecured Revolving Credit Facility ("1995 Bank Credit Agreement") which expires in March, 2001. At July 31, 1998, the Company had approximately $479.0 million in unused capacity under this facility.

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

    In December 1998, the Company, established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At July 31, 1998, $189.7 million in borrowings under this facility with original maturities of up to 266 days was outstanding. The Receivables Facility replaced the Company's A-1/D-1 rated commercial paper facility and the related $225.0 million receivables-backed liquidity facility established with a group of banks.

    Because the Company's obligations under the 1995 Bank Credit Agreement and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

Forward-Looking Statements

     With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent management's current expectations or beliefs as to the future and are subject to risks and uncertainties which could affect the Company's actual future results and which could cause those results to differ materially from the expectations or beliefs expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the outlook for global economic activity and its impact upon the Company's businesses; the demand for textile products, including the acceptance by customers and consumers of the Company's products and the possible imbalances between consumer demand and inventories of the Company's customers; the success of the Company's value-added, fashion-driven product strategy; the Company's relationships with its principal customers and suppliers; cost and availability of raw materials and labor; the success of the Company's strategic plans to expand in the United States, and in other countries; the Company's ability to finance its capital expansion and modernization programs, and the level of the Company's indebtedness and the exposure to interest rate fluctuations; governmental legislation and regulatory changes which impose higher costs, or greater restrictions, on the Company's operations and which alter the existing regulation of international trade; and the long-term implications of the current development of regional trade blocs and the effect of the anticipated elimination of quotas and lowering of tariffs under the GATT trade regime by 2005. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

                    a)       Exhibits.

                             27. Financial Data Schedule.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
Date:  August 4, 1998                      Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer