Form 10-K
period 1998-10-03
BURLINGTON INDUSTRIES INC /DE/
filed 1998-12-18
CIK 870213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1998

                         Commission file number 1-10984

                           BURLINGTON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       56-1584586
  (State of incorporation)                           ( I.R.S. Employer
                                                     Identification No.)

  3330 West Friendly Avenue
       Greensboro, N.C.                                     27410
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (336) 379-2000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
         Title of each class               on which registered

         Common Stock,                     New York Stock Exchange
         par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

As of December 7, 1998, the aggregate market value of Registrant's voting stock held of record by nonaffiliates of Registrant was approximately $582,134,324 (based upon the closing composite price on the New York Stock Exchange on that date), excluding Treasury shares and, without acknowledging affiliate status, 470,316 shares held beneficially by Directors and executive officers as a group.

As of December 7, 1998, there were outstanding 56,919,705 shares of Registrant's Common Stock, par value $.01 per share, and 704,301 shares of Registrant's Nonvoting Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

Portions of Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV hereof.

Portions of Registrant's Proxy Statement dated December 18, 1998 in connection with its Annual Meeting of Stockholders to be held on February 4, 1999 are incorporated by reference into Part III hereof.

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

      As of October 3, 1998, the Corporation operated 32 U.S. manufacturing plants in six states and three manufacturing plants in Mexico (two additional plants are substantially completed). It also held a 50% interest in two joint ventures, one in India with one manufacturing plant and one in Mexico with one manufacturing plant, and a minority interest in a U.S. yarn manufacturing venture. At October 3, 1998, the Corporation employed approximately 18,900 persons.

Products for Apparel Markets

              Worsted and worsted wool blend fabrics. The Corporation is the leading domestic manufacturer of woven worsted and worsted blend fabrics supplied to manufacturers of men's and women's apparel as well as to major clothing retailers. Over the past two years, its product development efforts have produced many high value-added products using finer wools, creative blends and innovative nonwool fabrics. Products made with its fabrics are sold to the moderate, better and bridge segments of men's and women's apparel. The Corporation also sells worsted wool and wool blend fabrics to manufacturers of better career and uniform apparel.

      Woven synthetic fabrics. The Corporation is a leading manufacturer of woven synthetic fabrics made with 100% polyester, 100% nylon and polyester blended with wool, rayon or other fibers that are supplied to manufacturers of a wide variety of apparel, activewear, interior furnishings, medical and industrial products.

      The Corporation produces lightweight polyester and polyester blend fabrics and 100% nylon fabrics for men's, women's and children's wear sold in a variety of price ranges, for high performance sportswear and activewear and for a variety of other apparel, medical, interior furnishings and industrial uses. It also produces heavyweight polyester fabrics for use in the manufacture of slacks, suits, skirts and sport coats as well as in the manufacture of military and law enforcement uniforms.

      The Corporation is a leading manufacturer of waterproof, water repellent, breathable and moisture management synthetic fabrics used by makers of outerwear and high performance sportswear and activewear. A number of its products, including the Ultrex(R) line of breathable, waterproof fabrics and the Xalt(TM) family of composite, laminate fabrics, are used in leading brands of skiwear and other activewear and by suppliers to leading activewear retailers. The Corporation also produces performance fabrics for the reusable health care market and contamination control environments.

      The Corporation also markets lightweight, reusable, protective barrier fabrics under the Maxima(R) brand name to makers of, among other things, clothing worn by hospital personnel and by industrial workers who are required to work in clean and static-free environments.

      The Corporation is a leader in developing new applications and end uses for synthetic fibers, such as fabrics made with microdenier filament yarn, a yarn made from fiber thinner than silk. These products combine a natural appearance and touch with the performance characteristics of synthetic fibers. The Corporation's microdenier fabrics are currently being used in men's and women's apparel fabrics, activewear, protective medical clothing and in home furnishings. The Corporation is the leading domestic producer of microdenier fabrics made from 100% polyester and polyester blended with wool or rayon.

      Denim fabrics. The Corporation is a leading manufacturer of fashion, value-added, specialty denim fabrics. It produces a diversified product line that services the major brands with innovative and engineered products for denim customization. It is a major supplier to all segments of the branded, designer and private label business.

      The Corporation has a 50% interest in a joint venture with Mafatlal Industries Limited to manufacture denim in India. Production began in mid-1997. It also has entered into a 50% joint venture ownership arrangement with
International  Garment  Processors,  a leader  in denim  jeans  processing.  The venture will commence operation in late 1999 in a new facility under construction in the State of Chihuahua, Mexico.

      Cotton fabrics. The Corporation produces 100% cotton and cotton/polyester blend woven and knitted fabrics to serve the better men's sportswear and uniform markets.

      Apparel Services. The Corporation also offers customers the option of purchasing fabrics in the form of customer-specified garments. To date, the Corporation has contracted for cut and sew services with outside contractors, principally in Mexico. During 1998, the Corporation commenced a multi-year effort to expand its direct garment-making capabilities through the construction in Mexico of a number of state-of-the-art facilities and will equip and train the work forces with the aid of a leading apparel consultant. Investment in these facilities over the next three years will exceed $80 million. When coupled with the yarn, fabric and processing facilities currently under construction in Mexico (as described above and below), the Corporation will be able to convert raw materials to shelf-ready denim, worsted and worsted wool blend garments totally within Mexico.

      Yarn Disposition. The Corporation disposed of the assets of its Burlington Madison Yarn division during the past year. The division was a major supplier of textured and spun synthetic yarns. On May 30, 1998, the division's textured yarn manufacturing assets, along with the textured yarn assets of Unifi, Inc., were transferred into a newly-formed company. The Corporation holds a minority interest in the venture, which will be managed by Unifi. On November 6, 1998, the remaining assets of the division were sold to Carolina Mills. The Corporation entered into long-term yarn supply agreements with each of these entities.

      Mexican operations. In Mexico, the Corporation manufactures woven fabrics for apparel which are sold in the local market and, in the form of garments, exported to the United States. In December 1997, construction commenced on new facilities in Mexico to produce worsted wool and denim fabric and for a joint venture to produce cotton yarns, principally for use in denim fabric. Yarn is being produced by the joint venture facility, currently at partial capacity, and is being consumed at the Corporation's Mississippi denim facility pending commencement of denim production at the Mexican site scheduled for Spring 1999. Worsted fabric production will commence late in the 1999 fiscal year.

Products for Interior Furnishings Markets

      Interior furnishings fabrics and products. The Corporation is a leading manufacturer of ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, mattress ticking, upholstery fabrics, and decorative fabrics for use by makers of bedroom ensembles, draperies and window coverings.

The product lines consist of:

    o ready-made and made-to-measure draperies, window coverings, coordinating bedroom ensembles, table linens and throws sold under the Burlington House(R) name to department and specialty stores, under the Burlington House American Lifestyle(TM) name to discount stores and on a private label basis to several major retailers;

    o woven jacquard mattress ticking (primarily damasks) sold to all major domestic manufacturers of mattresses for both the residential and institutional markets (The Corporation is the leading manufacturer of jacquard mattress ticking supplied to domestic manufacturers of mattresses. Mattress ticking is the exterior fabric surface of a finished mattress. The Corporation believes it produces the widest variety of ticking patterns of any domestic manufacturer.);

    o   woven  jacquard  and  textured   fabrics  for  residential   upholstered
        furniture   which  are   marketed   to  a  broad   range  of   furniture
        manufacturers;

    o woven jacquard and other decorative fabrics used by manufacturers of bedroom ensembles, comforters, draperies and window coverings.

      The Corporation manufactures flame resistant fabrics for use as draperies and bed coverings in major hotels and health care facilities and on cruise ships. Additionally, its fabrics are used as window coverings in the home and by makers of upholstered furniture and wall coverings for commercial environments. The Corporation recently introduced a new Seasons by Burlington(TM) high performance, fade-, stain-, and mildew-resistant outdoor fabric.

      Area rugs. The Corporation is a leading producer in the United States of tufted area and bath rugs for home use, sold primarily under the Burlington House(R) name to department and specialty stores and the Burlington House American Lifestyle(TM) name to discount stores.

      Accent rugs. The Corporation is a leading producer of printed accent rugs and welcome mats. It markets these products, in addition to fully coordinated bath ensembles, to diverse market segments that include the leading U.S. department stores, mail order catalogs, mass merchants, specialty stores and international customers.

      Carpets. The Corporation is a leading domestic manufacturer of tufted synthetic carpet for commercial uses, comprised of broadloom carpet, carpet tiles and six-foot vinyl-backed carpet. It produces and sells a wide variety of standard and custom commercial carpet products under the Corporation's Lees(R) brand name primarily for use in offices, institutions, airports, hotels, schools, stores and health care facilities. The Corporation's commercial carpet products are sold in the middle to high priced segments of the commercial carpet market, and are marketed through dealers primarily to architects, designers and commercial builders, as well as directly to end users.

      The Corporation developed and patented a yarn dyeing process that permits us to produce carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor(R) name in the commercial market, represent a major portion of the current carpet sales of the division. It also have developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond(R), which enhances the carpet's durability.

      The Corporation's yarn dyeing capability allows us to offer carpeting in a wide range of colors. Through its Colorfax(R) program, the Corporation offers customers the ability to order sample yardage manufactured to their exact color specifications. Such samples are generally deliverable within 72 hours after receipt of the specifications.

      Mexican   operations.   The  Corporation   manufactures   residential  and
commercial carpeting and fabrics for home furnishings in Mexico.

Financial Information Concerning Industry Segments

      Reference is made to Note O to the Notes to Consolidated Financial Statements in the Corporation's 1998 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning industry segments for the Corporation's 1998, 1997 and 1996 fiscal years.

Exports

      The Corporation's exports have increased to 11.8% of revenues in fiscal year 1998, with export sales of $237 million. The Corporation's export sales were $239 million in fiscal year 1997 and $213 million in fiscal year 1996.

Operations

      The Corporation's domestic operations are organized primarily by product category, and intercompany sales are minimal. Products are distributed through direct sales except in a few cases, mainly export sales, where products are sold through independent agents or distributors.

      The Corporation's corporate headquarters, principal sales and merchandising offices and principal staff operations are located in Greensboro, North Carolina. The Corporation maintains domestic sales offices in New York City and other major cities in the United States.

Manufacturing

      The Corporation is a vertically integrated manufacturer in most of its product areas. Generally, raw fibers are purchased and spun into yarn, or filament yarns are purchased and processed. Yarns, whether produced by the Corporation or purchased, are dyed in some cases, and then are woven, knitted or tufted into fabric or carpet. Fabric is then sold either in dyed and finished form, as greige (unfinished) goods or processed into finished home furnishing or apparel products. Residential and commercial interior furnishings products are further processed and packaged for sale to retailers.

      "Just-in-time" manufacturing techniques, which reduce in-process inventories, floor space requirements and the time required to process a particular order, are used in most facilities. Programs to link customers and suppliers of the Corporation by means of electronic data transmission are also in place in all divisions. These programs improve efficiency and reduce lead times by improving communication, planning and processing times at the various stages of production. They also assist the Corporation in working effectively with manufacturers to coordinate their operations with the demands of retailers and, as such, are an important part of the domestic textile industry's "Quick Response" program designed to improve its competitive position vis-a-vis imports.

Year 2000

      Considerable attention has been focused upon potential disruptions that could result from certain computer programs' inability to recognize the year 2000. See "Year 2000" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1998 Annual Report to Shareholders for information concerning the impact of this issue on the Corporation and its efforts to address it.

Raw Materials

      The Corporation uses many types of fiber, both natural (principally wool and cotton) as well as manufactured (polyester, nylon, polypropylene, acrylic, rayon, Tencel(R) and acetate), in the manufacture of its textile products. Total raw material costs were 31.1% of net sales in the 1998 fiscal year, 33.4% of net sales in the 1997 fiscal year and 33.8% of net sales in the 1996 fiscal year. The Corporation believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs, relative currency values, and prices of underlying raw materials such as petroleum.

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

Research and Development

      Textile manufacturers generally focus their research and development efforts on product development rather than basic research. Major innovations in the textile industry have come primarily from fiber producers (microdenier fiber, for example) or machinery manufacturers (high speed shuttleless looms). While breakthroughs by textile manufacturers in fabric development have occurred (for example, the Corporation's Duracolor(R) carpets using stain-resistant technology), generally, textile makers have enhanced their competitiveness through continual development and refinement of products to meet or create consumer needs (for example, the Corporation's use of microdenier fibers in a wide range of apparel and other applications). Accordingly, with few exceptions, basic research and development expenditures have not been as significant a component of textile manufacturing success as expenditures on design innovation or capability and on capital equipment that increase the range of end products and enhance productivity.

      Basic research and development responsibility is located in each product area and focused on specific process and product development needs. Total expenditures for research, product development, productivity enhancements, enhanced styling and market samples aggregated $58.9 million in the 1998 fiscal year, $57.3 million in the 1997 fiscal year and $62.3 million in the 1996 fiscal year. Included in these amounts are research and development expenditures, which totaled $14.9 million in the 1998 fiscal year ($10.8 million in the apparel products segment and $4.1 million in the interior furnishings products segment), compared with $11.8 million and $13.5 million in the 1997 and 1996 fiscal years, respectively.

Trademarks and Patents

      The Corporation owns or has the right to use all trademarks and tradenames that it believes are material to the operation of its business. The Corporation markets its products under a variety of trademarks and tradenames, principally utilizing variations of the Burlington(R) name. Certain products are marketed under nationally recognized names such as Lees(R) for commercial carpets, Klopman(R) for fabrics or Bacova(R) for mats and rugs.

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

      The Corporation derives licensing income (approximately $2.1 million in the 1998 fiscal year) from licenses of the Corporation's technology and from licenses of the Burlington(R) name, principally to manufacturers of socks and hosiery products in the United States and Europe.

Competition

      The global and United States textile industries are highly competitive. No one firm dominates the United States market and many companies compete only in limited segments of the textile market. Certain of the Corporation's products also compete with non-textile products. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and the degree of fashion risk inherent in the product.

      Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. Government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel and apparel textile fabrics, which represent the area of heaviest import penetration, represent in excess of 60% of the U.S. market, up from less than approximately 24% in 1975.

      U.S. retailers' and apparel manufacturers' sourcing decisions are affected by numerous factors, including relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade. As evidence of the impact of these factors, sourcing of textile and apparel imports for goods shipped into the United States -- once dominated primarily by Hong Kong, Taiwan and Korea -- has been shifting to other lower-cost producer countries such as The People's Republic of China, the Philippines, Mexico and countries in the Caribbean Basin. The Corporation believes that changing cost structures, delivery lead times, political uncertainty and infrastructure deficiencies associated with many of these producers have caused importers to reassess the degree of reliance placed upon certain of these sources, and to reconsider the importance of the reliability of manufacturing sources closer to point of sale. In addition to these factors, the U.S. Government's policies designed to benefit Mexico and the Caribbean Basin, through favored quota and tariff treatment, have accelerated the shift in production of garments to sources in this hemisphere, indirectly benefiting U.S. textile producers.

      Under the North American Free Trade Agreement ("NAFTA") with Mexico and Canada, there are no textile/apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. There are provisions in NAFTA that should give Mexican apparel makers incentives to use fabric made in the United States. Because the Corporation is a major U.S. apparel fabrics manufacturer and a resident, diversified textile manufacturer in Mexico, the Corporation believes that NAFTA is advantageous to the Corporation. In addition, the U.S. "807" tariff program benefits U.S. textile producers whose fabrics are incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged on only the value added in assembling the garments.

      The impact of the economic factors and legislative/treaty provisions described above are apparent in the rapid growth of U.S. apparel imports from the Caribbean Basin, Canada and Mexico, primarily due to the advantages of quota/tariff provisions described above. Apparel imports from the Caribbean Basin and Mexico have grown from 6.5% of total apparel imports in 1984 to 38.7% in 1997, surpassing imports from the Asian bloc. Mexico has now become the largest exporter of apparel to the U.S., surpassing China.

      Also of significance to domestic textile and apparel companies is the ultimate impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") established under GATT in January, 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO will oversee the phaseout of textile and apparel quotas over a ten-year period through 2005. In addition, tariffs on textile/apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile/apparel trade would revert to regular GATT rules that would prohibit quotas and most other non-tariff barriers. The Clinton Administration is also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade, although "fast track" authority to negotiate new agreements was recently denied by Congress.

      Over the years, the Corporation has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration. Capital expenditures and systems improvements have centered on strengthening value-added product strategies and on increasing productivity, lowering costs and improving quality. The Corporation has also introduced manufacturing techniques such as "just-in-time" and "Quick Response" and created electronic data links with customers and suppliers, thereby shortening lead times and improving service. The Corporation is also investing in apparel fabric and garment manufacturing and processing facilities in Mexico and India in response to the forces affecting global textile and apparel trade which have been described above.

      During 1998, legislation was introduced, but failed to pass, relating to trade between the U.S. and Sub-Saharan African nations, trade between the U.S. and the Caribbean countries, and reduction of wool fabric tariffs. If enacted, versions of these bills could have had significantly negative impacts on the Corporation. The bills in various forms are likely to be re-introduced in 1999, and the Corporation cannot predict the ultimate impact, if any, on it of legislation and regulation which could emerge from Congress.

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

Employees

      The number of persons employed by the Corporation in both its domestic and foreign operations as of October 3, 1998, was approximately 18,900. The Corporation's workforce in the United States is not represented by labor unions. All wage employees in the Corporation's Mexican operations (approximately 1,100 persons) are represented by labor unions.

Customers

      The Corporation primarily markets its products to approximately 10,500 customers in the United States. The Corporation also markets its products to customers in Canada, Mexico, Latin America, Europe and Asian countries. For the 1998 fiscal year, no single customer represented more than 10% of the Corporation's net sales, and the Corporation's 10 largest customers accounted for approximately 27% of net sales.

Backlog

      The Corporation's business generally is characterized by very short forward order positions. The backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Corporation, was approximately 13.6% of annual net sales at the end of the 1998 fiscal year, compared with approximately 14.2% of annual net sales at the end of the 1997 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 1998 fiscal year for the apparel products segment was 18.1% of annual net sales of the segment and for the interior furnishings products segment was 7.4% of annual net sales of the segment.

Governmental Regulation

      The Corporation is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act, the Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. The Corporation is presently engaged in a number of environmental remediation plans and has reported dispositions of waste that could result in future remediation obligations. The Corporation cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of "Legal and
Environmental Contingencies" under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 2.  Properties

      As of October 3, 1998, the Corporation operated 32 manufacturing plants in the United States, of which 19 were located in North Carolina, seven were in Virginia, two each were in Arkansas and Mississippi and one each was in South Carolina and Tennessee. All but two of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 13.0 million square feet. The Corporation's international operations include three manufacturing plants in Mexico and a joint venture plant in India. Two wholly-owned plants and two joint venture plants, all in the apparel products segment, are under construction or are being equipped in Mexico.

      Of the Corporation's manufacturing plants, 21 are used principally in the apparel products segment and 14 are used in the interior furnishings products segment. In addition, the Corporation has seven manufacturing plants not currently in operation. The Corporation's plants generally operate on a three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Corporation considers its plants and equipment to be in excellent condition.

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

Item 4.       Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Corporation

      The Corporation's executive officers are listed below.

                     Name         Age       Position

      George W. Henderson, III    50     Director, Chairman of the Board and
                                         Chief Executive Officer

      Abraham B. Stenberg         63     Director and Vice Chairman

      Gary P. Welchman            55     Executive Vice President

      John D. Englar              51     Director, Senior Vice President,
                                         Corporate Development and Law

      Charles E. Peters, Jr.      46     Senior Vice President and Chief
                                         Financial Officer

      Judith J. Altman            40     Vice President and Chief
                                         Information Officer

      James M. Guin               55     Vice President, Human Resources
                                         and Public Relations

      Lynn L. Lane                47     Vice President, Treasurer and Investor
                                         Relations

      George C. Waldrep, Jr.      59     Group Vice President

      Robert A. Wicker            54     Vice President and General Counsel

      Alice Washington Grogan     42     Corporate Secretary and
                                            Associate General Counsel

      Mr. Henderson has been Chairman of the Board of the Corporation since February 1998, and Chief Executive Officer since 1995. Prior thereto he was President and Chief Operating Officer of the Corporation (from 1993).

      Mr. Stenberg has been Vice Chairman of the Corporation since November 1997. Prior thereto, he was an Executive Vice President of the Corporation (from
1993) and Chief Operating Officer of the Burlington Interior Furnishings Group (from 1995).

      Mr. Welchman has been Executive Vice President of the Corporation since 1993. He has served as President of the Klopman Fabrics division for more than five years.

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

      Ms. Altman joined Burlington in September, 1998 as Vice President and Chief Information Officer. Prior thereto, she was Senior Director of Information Systems with Polo/Ralph Lauren (from 1995), Vice President of New Product
Development of CMS, Inc. (from 1994 to 1995) and Director of Information Services of the Clorox Company (prior to 1994).

      Mr. Guin has been Vice President, Human Resources and Public Relations, since 1996. Prior thereto, he was Director of Human Resources for the Corporation (from 1993 through 1995).

      Ms. Lane has been Vice President, Treasurer and Investor Relations since 1997. Prior thereto she was Vice President and Treasurer (from 1996). She was Vice President and Treasurer of R.J. Reynolds Tobacco Company from 1995 until joining Burlington and was Vice President and Assistant Treasurer, Capital Markets of RJR Nabisco, Inc. (from 1991 to 1995).

      Mr. Waldrep has been a Group Vice President of the Corporation for more than five years.

      Mr. Wicker has been Vice President and General Counsel of the Corporation since 1995. Prior thereto, he was Associate General Counsel of the Corporation (from 1992).

      Ms. Grogan joined Burlington in October, 1998 as Corporate Secretary and Associate General Counsel. Prior thereto, she was Corporate Secretary (from
1992) and Counsel (from 1989) of Wachovia Corporation.

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

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

      Reference is made to Note S to the Notes to Consolidated Financial Statements in the Corporation's 1998 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the composite high and low sales prices for the Corporation's Common Stock for each fiscal quarter of fiscal years 1998 and 1997. The Corporation's common stock is traded on the New York Stock Exchange.

      As of November 11, 1998, there were approximately 1,526 holders of record of the Corporation's common stock and one holder of record of the Corporation's nonvoting common stock.

      The Corporation has not paid any cash dividends on its common stock during fiscal years 1998 and 1997. The Corporation's bank credit agreements place annual limitations on the payment of cash dividends on the Corporation's common stock and on stock repurchases. Under such agreements, the Corporation may not pay dividends or repurchase stock in an aggregate amount in any fiscal year, on a cumulative basis since the beginning of such fiscal year through such time, in an amount exceeding 50% of Consolidated Net Income (as defined in such bank credit agreements) for the preceding fiscal year; however, in addition, the Corporation may repurchase stock in an aggregate amount not to exceed $200 million during the term of such agreements.

Item 6.              Selected Financial Data

      The information required by this Item is set forth in the table entitled "Statistical Review" in the Corporation's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item is set forth under the subheading "Risk Management" on page 9 in the Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

     The financial statements, including the Report of the Corporation's Independent Auditors, required by this Item are incorporated herein by reference to the Corporation's 1998 Annual Report to Shareholders. See Item 14 for a list of those financial statements and the pages of the Corporation's 1998 Annual Report to Shareholders from which they are incorporated.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

     The information required by this Item is set forth under the captions "Information about Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated December 18, 1998 and is incorporated herein by reference.

     Information with respect to the Corporation's executive officers is included in Part I of this Report.

Item 11.      Executive Compensation

        The information required by this Item is set forth under the captions "Compensation of Directors"; "Report of the Compensation and Benefits Committee on Executive Compensation"; "Executive Compensation"; and "Stock Performance Graph" in the Corporation's Proxy Statement dated December 18, 1998 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       The  information  required  by this Item is set forth  under the  caption
"Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement dated December 18, 1998 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

       None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)     1.     Financial Statements

              The information contained in the Corporation's 1998 Annual Report to Shareholders under the captions and on the pages indicated below is incorporated herein by reference:

                     Report of Ernst & Young LLP, Independent Auditors (page 30)

                     Consolidated Statements of Operations - for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996 (page 12)

                     Consolidated Balance Sheets - as of October 3, 1998 and September 27, 1997 (page 13)

                     Consolidated Statements of Cash Flows - for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996 (page 14)

                     Notes to Consolidated Financial Statements (pages 15 to 28)

              2.     Financial Statement Schedules

              The financial statement schedule listed under Item 8 is filed as a part of this Report.

              3.     Exhibits

              The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

      (b) The Corporation did not file any reports on Form 8-K for the last quarter of fiscal year 1998.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BURLINGTON INDUSTRIES, INC.

Date:  December 18, 1998
                                            By /s/ George W. Henderson, III
                                                   George W. Henderson, III
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

         Signature                     Title                        Date

/s/ George W. Henderson, III   Director, Chairman of the       December 18, 1998
----------------------------   the Board and Chief
    George W. Henderson, III   Executive Officer (Principal
                               Executive Officer)

/s/ Charles E. Peters, Jr.     Senior Vice President and       December 18, 1998
----------------------------   Chief Financial Officer
    Charles E. Peters, Jr.     (Principal Financial Officer
                               and Principal Accounting
                               Officer)

/s/ Joseph F. Abely, Jr.       Director                        December 18, 1998
----------------------------
    Joseph F. Abely, Jr.

/s/ Jerald J. Blumberg         Director                        December 18, 1998
----------------------------
    Jerald J. Blumberg

/s/ John D. Englar             Director                        December 18, 1998
----------------------------
    John D. Englar

/s/ David I. Margolis          Director                        December 18, 1998
----------------------------
    David I. Margolis

/s/ John G. Medlin, Jr.        Director                        December 18, 1998
----------------------------
    John G. Medlin, Jr.

/s/ Nelson Schwab III          Director                        December 18, 1998
----------------------------
    Nelson Schwab III

/s/ Abraham B. Stenberg        Director                        December 18, 1998
----------------------------
    Abraham B. Stenberg

/s/ W. Barger Tygart           Director                        December 18, 1998
--------------------
    W. Barger Tygart

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

    4.2 Form of Rights Agreement dated as of December 3, 1997, between the Corporation and Wachovia, as Rights Agent, including the Form of Rights Certificate as Exhibit A, the Summary of Preferred Stock Purchase Rights as Exhibit B and the Form of Certificate of Designation as Exhibit C (incorporated by reference from the Corporation's Form-8-K Report dated December 4, 1997).

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

   10.1           Indenture of Lease dated February 26, 1969, between Blanche S.
                  Benjamin and Edward B. Benjamin, and a predecessor to the Corporation, including the amendment thereto (incorporated by reference from Burlington Holdings Inc.'s Registration Statement on Form S-1, File No. 33-16437, filed on August 12,
                  1987).

   10.2 1994 Deferred Compensation Plan (incorporated by reference from the Form 10-K Annual Report for Burlington Industries Equity Inc. ("Burlington Equity") for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

   10.3 Form of Stock Purchase Agreement dated as of March 19, 1992, between Burlington Equity and The Equitable Life Assurance Society of the United States and its affiliates (the
                  "Equitable Investors") (incorporated by reference from Amendment No. 6 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 19, 1992).
                  (Management contract or compensatory plan, contract or arrangement.)

   10.4 Description of Supplemental Pre-Retirement and Post-Retirement Benefits Plan, as amended, and form of participant agreement (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2,
                  1993). (Management contract or compensatory plan, contract or arrangement.)

   10.5 Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended October 1,
                  1994). (Management contract or compensatory plan, contract or arrangement.)

   10.6 Stock Plan for Non-Employee Directors, as amended (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994). (Management contract or compensatory plan, contract or arrangement.)

   10.7 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference from the Form 10-Q Quarterly Report for the fiscal quarter ended March 29, 1997). (Management contract or compensatory plan, contract or arrangement).

   10.8 Burlington Industries Equity Inc. Amended and Restated Equity Incentive Plan (the "1990 Incentive Plan") dated as of January 16, 1992 (incorporated by reference from the 10-K Annual Report for Burlington Equity for the fiscal year ended October 2, 1993) (Management contract or compensation plan, contract or arrangement.)

   10.9(a) Burlington Industries Equity Inc. 1992 Equity Incentive Plan ("1992 Incentive Plan") (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.9(b) Amendments to the 1992 Incentive Plan, effective as of July 22, 1992 (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.9(c) Forms of agreements under 1992 Incentive Plan (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.9(d) Forms of amendments to agreements under 1992 Incentive Plan, effective as of July 28, 1993 (incorporated by reference from the Form 10-K Annual Report for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

   10.10(a) Burlington Industries, Inc. 1995 Equity Incentive Plan ("1995 Incentive Plan") (incorporated by reference from Exhibit A to the Corporation's proxy statement dated December 18, 1995). (Management contract or compensatory plan, contract or arrangement.)

   10.10(b) Amendment to 1995 Incentive Plan, effective as of November 1, 1995 (incorporated by reference from the Form 10-K Annual Report for the fiscal year ended September 28, 1996) (management contract or compensatory plan, contract or arrangement).

   10.10(c) Form of agreement under 1995 Incentive Plan (incorporated by reference from the Corporation's Form 10-Q Quarterly Report for the fiscal quarter ended March 30, 1996) (management contract or compensatory plan, contract or arrangement.)

   10.11          Agreement dated as of January 1, 1998, between the Corporation
                  and  George  W.  Henderson,   III   (management   contract  or
                  compensatory plan, contract or arrangement).

   10.12 Agreement dated as of January 1, 1998, between the Corporation and Abraham B. Stenberg (management contract or compensatory plan, contract or arrangement).

   10.13 Agreement dated as of January 1, 1998, between the Corporation and Gary P. Welchman (management contract or compensatory plan, contract or arrangement).

   10.14 Agreement dated as of January 1, 1998, between the Corporation and John D. Englar (management contract or compensatory plan, contract or arrangement).

   10.15          Agreement dated as of January 1, 1998, between the Corporation
                  and   Charles  E.   Peters,   Jr.   (management   contract  or
                  compensatory plan, contract or arrangement).

   10.16(a) Stockholder Agreement ("Stockholder Agreement") dated as of October 23, 1990, among Burlington Equity and the other parties listed on the signature pages thereof (incorporated by reference from the Form 10-K Annual Report for Burlington Industries Capital Inc. for the fiscal year ended September 29, 1990).

   10.16(b) Amendment dated January 17, 1992, to the Stockholder Agreement (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992).

   10.16(c) Letter agreement dated October 25, 1993, with respect to the Stockholder Agreement (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

   10.17 Amended and Restated Receivables Purchase Agreement dated as of December 10, 1997, among B.I. Funding, Inc. ("BIF"), the Corporation, B.I. Transportation, Inc. ("BIT"), Burlington Apparel Services Company ("BASC"), Burlington International Services Company ("BISC"), Burlington Fabrics Inc. ("Fabrics") and The Bacova Guild, Ltd. ("Bacova") (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 27, 1997).

   10.18 Facility Agreement dated as of December 10, 1997, among BIF, the Corporation, as Servicer, and Wachovia, as Agent and Collateral Agent. (incorporated by reference from the Corporation's Form 10-K Annual report for the fiscal year ended September 27, 1997).

   10.19 Loan Agreement dated as of December 10, 1997, among BIF, certain financial institutions as Liquidity Lenders, Blue Ridge Asset Funding Corporation, as Conduit Lender, and Wachovia as Agent for the Lenders") (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 27, 1997).

   10.20 Security Agreement dated as of December 10, 1997, among BIF and Wachovia, as Agent and Collateral Agent ") (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 27, 1997).

   10.21 Amended and Restated Subordination Agreement, Consent and Acknowledgment, dated as of December 10, 1997, among BIF, the Corporation, BIT, BASC, BISC, Fabrics, Bacova and Wachovia, as Agent and Collateral Agent ") (incorporated by reference from the Corporation's Form 10-K Annual Report for the fiscal year ended September 27, 1997).

   12             Computation of Ratio of Earnings to Fixed Charges.

   13             Portions  of  the   Corporation's   1998   Annual   Report  to
                  Shareholders expressly incorporated by reference.

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

   27             Financial Data Schedule.

                                                                    Schedule II

               BURLINGTON INDUSTRIES INC. AND SUBSIDIARY COMPANIES

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)


                                     Additions
                                      Charged
                                     (Credited)
                         Balance at   to Costs  Charged                Balance
                          Beginning     and     to Other               at Close
     Description          of Period   Expenses  Accounts  Deductions  of Period
----------------------   ----------  ---------  --------  ----------  ---------

Fiscal year ended October 3, 1998
  Deducted from customer accounts receivable:
   Doubtful accounts....  $ 5,439    $ 1,677      $  -      $ 3,377 (2) $ 3,629
                                                                110 (3)
   Discounts............      921       (133) (1)    -            -         788
   Returns and
    allowances..........   14,328      2,119  (1)    -            -      16,447
                          -------    -------      ----      -------     -------
                          $20,688    $ 3,663      $  -      $ 3,487     $20,864
                          =======    =======      ====      =======     =======


Fiscal year ended September 27, 1997
  Deducted from customer accounts receivable:
   Doubtful accounts....  $ 6,154    $ 3,478      $  -      $ 4,184 (2) $ 5,439
                                                                  9 (3)
   Discounts............      909         12  (1)    -            -         921
   Returns and
    allowances..........   14,403        (75) (1)    -            -      14,328
                          -------    -------      ----      -------     -------
                          $21,466    $ 3,415      $  -      $ 4,193     $20,688
                          =======    =======      ====      =======     =======


Fiscal year ended September 28, 1996
  Deducted from customer accounts receivable:
   Doubtful accounts....  $ 4,226     $ 6,457      $ -      $ 4,487 (2) $ 6,154
                                                                 42 (3)
   Discounts............    1,022        (113)(1)    -            -         909
   Returns and
    allowances..........   13,974         429 (1)    -            -      14,403
                          -------    -------      ----      -------     -------
                          $19,222     $ 6,773      $ -      $ 4,529     $21,466
                          =======     =======      ===      =======     =======





(1) Represents net increase (decrease) in required reserves.
(2) Uncollectible accounts receivable written off, net of recoveries.
(3) Represents changes in reserves due to foreign exchange fluctuation.