Form 10-Q
period 1999-01-02
BURLINGTON INDUSTRIES INC /DE/
filed 1999-02-10
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended         January 2, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of February 1, 1999, there were outstanding 56,920,955 shares of Common Stock, par value $.01 per share, and 704,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                Part 1 - Financial Information
Item 1.    Financial Statements



              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                              Three       Three
                                              months      months
                                              ended       ended
                                             January 2,  December 27,
                                               1999        1997
                                             ---------   ---------
Net sales                                 $   407,182 $   481,703
Cost of sales                                 342,362     402,803
                                             ---------   ---------
Gross profit                                   64,820      78,900
Selling, general and administrative
  expenses                                     36,761      35,880
Provision for doubtful accounts                   989       1,250
Amortization of goodwill                        4,462       4,540
                                             ---------   ---------
Operating income before
  interest and taxes                           22,608      37,230

Interest expense                               14,314      14,551
Equity in (income) loss of joint ventures      (2,276)      1,000
Other expense (income) - net                   (3,589)       (914)
                                             ---------   ---------
Income before income taxes                     14,159      22,593

Income tax expense:
  Current                                       5,762       9,834
  Deferred                                        428        (465)
                                             ---------   ---------
    Total income tax expense                    6,190       9,369

                                             ---------   ---------
Net income                                $     7,969 $    13,224
                                             =========   =========

Basic and diluted earnings per
 common share                             $      0.14 $      0.22


See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                   January 2,    October 3,
                                                      1999         1998
                                                  -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents                       $     19,704  $     18,163
Short-term investments                                25,175        27,253
Customer accounts receivable after deductions
  of $19,845 and $20,864 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                  246,601       288,806
Sundry notes and accounts receivable                  16,479        15,810
Inventories                                          327,108       322,548
Prepaid expenses                                       3,641         3,198
                                                 -----------   -----------
    Total current assets                             638,708       675,778
Fixed assets, at cost:
Land and land improvements                            38,800        39,374
Buildings                                            443,462       442,828
Machinery, fixtures and equipment                    626,612       636,439
                                                  -----------   -----------
                                                   1,108,874     1,118,641
Less accumulated depreciation and amortization       467,792       475,885
                                                 -----------   -----------
    Fixed assets - net                               641,082       642,756
Other assets:
Investments and receivables                           51,102        44,990
Intangibles and deferred charges                      32,517        35,211
Excess of purchase cost over net assets acquired     505,977       514,152
                                                 -----------   -----------
    Total other assets                               589,596       594,353
                                                  -----------   -----------
                                                $  1,869,386  $  1,912,887
                                                  ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                           $     13,800  $     14,200
Long-term debt due currently                             470           470
Accounts payable - trade                              63,119        87,999
Sundry payables and accrued expenses                  64,671        73,995
Income taxes payable                                  11,764         6,440
Deferred income taxes                                 44,559        44,576
                                                  -----------   -----------
      Total current liabilities                      198,383       227,680
Long-term liabilities:
Long-term debt                                       788,025       801,486
Other                                                 57,170        59,052
                                                  -----------   -----------
     Total long-term liabilities                     845,195       860,538
Deferred income taxes                                124,893       124,448
Shareholders' equity:
Common stock issued                                      684           684
Capital in excess of par value                       884,307       884,685
Accumulated deficit                                  (45,880)      (53,849)
Accumulated other comprehensive income (loss)        (17,415)      (17,357)
Cost of common stock held in treasury               (120,781)     (113,942)
                                                 -----------   -----------
     Total shareholders' equity                      700,915       700,221
                                                  -----------   -----------
                                                $  1,869,386  $  1,912,887
                                                  ===========   ===========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                       Three       Three
                                                       months      months
                                                       ended       ended
                                                     January 2,  December 27,
                                                        1999        1997
                                                     ----------  ----------
Cash flows from operating activities:
Net income                                         $     7,969 $    13,224
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets        16,164      15,937
   Provision for doubtful accounts                         989       1,250
   Amortization of intangibles and
    deferred debt expense                                4,531       4,682
   Equity in loss of joint ventures                        944       1,000
   Deferred income taxes                                   428        (465)
   Gain on disposal of assets                           (2,713)       (103)
   Changes in assets and liabilities:
      Customer accounts receivable - net                41,216      42,925
      Sundry notes and accounts receivable                (669)       (624)
      Inventories                                      (15,114)    (19,275)
      Prepaid expenses                                    (443)       (631)
      Accounts payable and accrued expenses            (35,461)    (35,844)
   Change in income taxes payable                        5,324       3,368
   Other                                                (6,920)     (2,592)
                                                     ----------  ----------
        Total adjustments                                8,276       9,628
                                                     ----------  ----------
Net cash provided by operating activities               16,245      22,852
                                                     ----------  ----------

Cash flows from investing activities:
  Capital expenditures                                 (26,804)    (21,488)
  Proceeds from sales of assets                         35,684       3,381
  Investment in joint ventures                          (6,766)       (925)
  Change in investments                                  1,788      (6,517)
                                                     ----------  ----------
Net cash provided (used) by investing activities         3,902     (25,549)
                                                     ----------  ----------

Cash flows from financing activities:
  Changes in short-term borrowings                        (400)          0
  Repayments of long-term debt                         (72,212)   (205,039)
  Proceeds from issuance of long-term debt              61,000     206,900
  Proceeds from exercise of stock options                    0         934
  Purchase of treasury shares                           (6,994)          0
                                                     ----------  ----------
Net cash provided (used) by financing activities       (18,606)      2,795
                                                     ----------  ----------

Net change in cash and cash equivalents                  1,541          98
Cash and cash equivalents at beginning of period        18,163      17,863
                                                     ----------  ----------
Cash and cash equivalents at end of period         $    19,704 $    17,961
                                                     ==========  ==========

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the three months ended January 2, 1999

  Note A.

       With respect to interim quarterly financial data, which are unaudited, in the opinion of Management, all adjustments necessary to a fair statement of the results for such interim periods have been included. All adjustments were of a normal recurring nature.

  Note B.

       Accounts of certain international subsidiaries are included as of dates three months or less prior to that of the consolidated balance sheets.

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

  Note D.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                               Three Months Ended
                                             -----------------------
                                             January 2, December 27,
                                                1999        1997
                                              --------    --------
 Numerator:
    Net income........................        $  7,969    $ 13,224
    Effect of dilutive securities:
     Convertible note.................               -          65
                                              --------    --------
    Numerator for diluted earnings
     per share........................        $  7,969    $ 13,289
                                              ========    ========

  Denominator:
    Denominator for basic earnings per
     share............................          57,830      59,636
    Effect of dilutive securities:
     Stock options....................              16         712
     Performance Unit awards..........              21           -
     Nonvested stock..................              11           -
     Convertible note.................               -         407
                                              --------    --------
    Denominator for diluted earnings
     per share........................          57,878      60,755
                                              ========    ========

  During the 1999 fiscal year, outstanding shares changed due to (i) the issuance of 13,779 shares of treasury stock to settle Performance Unit awards and (ii) the purchase of 779,979 shares of treasury stock.

  Note E.

       Inventories are summarized as follows (dollar amounts in thousands):

                                                       January 2,  December 27,
                                                          1999         1998
       Inventories at average cost:
         Raw materials.............................    $   50,485   $   40,594
         Stock in process..........................        95,023       98,922
         Produced goods............................       200,900      204,169
         Dyes, chemicals and supplies..............        21,951       22,358
                                                       ----------   ----------
                                                          368,359      366,043
         Less excess of average cost over LIFO.....        41,251       43,495
                                                       ----------   ----------
             Total.................................    $  327,108   $  322,548
                                                       ==========   ==========

  Note F.

      On November 23, 1998, the Company established a new $110 million credit facility with a group of banks. On that date, $57 million of proceeds from the new agreement were used to repay loans under the Company's existing bank credit agreement. Additional proceeds from this facility will be used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the existing bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a new Mexican financing subsidiary of the Company and are guaranteed by the Company.

  Note G.

      On November 6, 1998, the Company sold the remaining assets of the Burlington Madison Yarn division, including manufacturing facilities located in Ranlo and St. Pauls, North Carolina, to Carolina Mills, Inc. The related pre-tax gain of $2.7 million is included in the caption "Other expense (income) - net" in the consolidated statements of operations.

  Note H.

         Comprehensive income consists of net income and foreign currency translation adjustments and totaled $7,911,000 and $11,708,000 for the three months ended January 2, 1999 and December 27, 1997, respectively.

  Note I.

         On January 26, 1999, the Company announced a comprehensive reorganization of its apparel fabrics business. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Restructuring Plan", for a more detailed description of the plan.

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition

  Overview

         Net sales for the first quarter of fiscal 1999 were $407.2 million, compared with $481.7 million for the first quarter of fiscal year 1998. After adjusting for businesses that have been closed or sold since last year's first quarter, sales were down 10.4 percent. First quarter earnings were lower than last year primarily due the difficult environment in the apparel business and the impact of start-up costs related to the Company's new Mexican operations. The interior furnishings segment had a solid performance. However, demand for apparel fabrics slowed late in the quarter primarily as a result of continued imports of low-priced garments from Asia.

         The Company has been running its apparel fabrics operations at less than full capacity over the last 9-12 months, anticipating that the surge of low-priced garment imports from Asia might only be the temporary result of the Asian financial crisis. The Company now believes that this situation is more permanent in nature and plans to reduce its U.S. manufacturing capacity accordingly and utilize only its most modern facilities to be competitive. The Company has announced a comprehensive restructuring plan to reorganize its apparel fabrics business (see "Restructuring Plan" below).

  Performance by Segment

       The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. Reference is made to the Company's 1998 Annual Report to Shareholders concerning Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," that will be adopted by the Company in its 1999 Annual Report to Shareholders. The following table sets forth certain information about the segment results for the three months ended January 2, 1999 and December 27, 1997, respectively.

                                                     Three Months Ended
                                                ----------------------------
                                                  January 2,   December 27,
                                                     1999          1997
                                                ------------   ------------
                          (Dollar amounts in millions)
  Net sales
    Apparel products.........................      $  219.8     $  282.8
    Interior furnishings products............         187.4        198.9
                                                   --------     --------
       Total.................................      $  407.2     $  481.7
                                                   ========     ========

  Operating income before interest and taxes
    Apparel products.........................      $    8.5     $   22.5
      As a percentage of net sales...........           3.9%         8.0%
    Interior furnishings products............      $   14.1     $   14.7
      As a percentage of net sales...........           7.5%         7.4%
                                                   ---------    --------
       Total.................................      $   22.6     $   37.2
        As a percentage of net sales.........           5.6%         7.7%
                                                   =========    ========

  Results Of Operations

  Comparison of Three Months ended January 2, 1999 and December 27, 1997.

       Net sales for the first quarter of the 1999 fiscal year were $407.2 million, 15.5% lower than the $481.7 million recorded for the first quarter of the 1998 fiscal year. Net sales of products for apparel markets for the first quarter of the 1999 fiscal year were $219.8 million, 22.3% lower than the $282.8 million recorded in the first quarter of the 1998 fiscal year. Excluding the Burlington Madison Yarn division, which has been sold or transferred to a joint venture, net sales of products for apparel markets were 16.4% lower than in the prior year period. This decrease was due primarily to lower volume in the Tailored Fashions, Klopman and Denim divisions. Net sales of products for interior furnishings markets for the first quarter of the 1999 fiscal year were $187.4 million in comparison with the $198.9 million recorded in the first quarter of the 1998 fiscal year. This reduction was due primarily to lower volume in the Lees, Burlington House and Bacova divisions, partially offset by higher volume in the Area Rugs division. Total export sales were unchanged from the comparable quarter of the prior year and represented 13.8% of net sales for the current period.

       Operating income before interest and taxes for the first quarter of the 1999 fiscal year was $22.6 million, a decrease of 39.2% from the $37.2 million recorded in the first quarter of the 1998 fiscal year. Amortization of goodwill was $4.5 million in the first quarter of the 1999 and 1998 fiscal years. Operating income before interest and taxes for the apparel products segment for the first quarter of the 1999 fiscal year was $8.5 million compared to $22.5 million recorded for the first quarter of the 1998 fiscal year. This decrease was due primarily to lower margins resulting from lower volume and inefficiencies associated with production levels in the Tailored Fashions, Klopman and Denim divisions, and start-up costs related to the Company's new Mexican operations, partially offset by better product mix in the Denim division and lower raw material costs in the Klopman and Denim divisions. Operating income before interest and taxes for the interior furnishings products segment for the first quarter of the 1999 fiscal year was $14.1 million compared to $14.7 million recorded for the first quarter of the 1998 fiscal year. This decrease was due primarily to product mix in the Burlington House division and lower profits in the Bacova division, partially offset by improved results in the Area Rugs division.

       Interest expense for the first quarter of the 1999 fiscal year was $14.3 million, or 3.5% of net sales, compared with $14.6 million, or 3.0% of net sales, in the first quarter of the 1998 fiscal year.

       During the first quarter of the 1999 fiscal year, the Company recorded equity in income of joint ventures of $2.3 million related to its textured yarn joint venture operations with Unifi, Inc., its Mexican yarn joint venture with Parkdale Mills, and its denim fabric joint venture with Mafatlal Industries Limited in India, compared to equity in loss of joint ventures of $1.0 million in the first quarter of the 1998 fiscal year related to the joint venture in India.

       Other income for the first quarter of the 1999 fiscal year was $3.6 million consisting principally of a $2.7 million gain on the disposal of the Burlington Madison Yarn division and interest income. Other income for the first quarter of the 1998 fiscal year was $0.9 million consisting principally of interest income.

       Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

  Liquidity and Capital Resources

      During the first three months of the 1999 fiscal year, the Company generated $16.2 million of cash from operating activities, $35.7 million from sales of assets, and $1.8 million from other investing activities. Cash was primarily used for capital expenditures and investment in joint ventures totaling $33.6 million, $11.2 million for net repayments of long-term debt, and $7.0 million for the purchase of treasury shares. At January 2, 1999, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $802.3 million compared with $816.2 million at October 3, 1998 and $808.4 million at December 27, 1997.

      The Company's principal uses of funds during the next several years will be for capital investments (including the funding of acquisitions and participations in joint ventures), repayment and servicing of indebtedness, working capital needs and the repurchase of shares of Company common stock. On February 4, 1999, the Company announced Board approval of $25.0 million for the repurchase of Company common stock.

         On November 5, 1998, the Board of Directors of the Company approved the adoption of the 1998 Equity Incentive Plan (the "1998 Plan") and reserved 2,700,000 shares of the Company's common stock for issuance under the 1998 Plan. The 1998 Plan and the awards of options and performance shares that have been granted thereunder are subject to approval by the Company's shareholders, which was obtained on February 4, 1999. A committee of two or more members of the Board of Directors is responsible for administration and interpretation of the 1998 Plan. The following types of awards may be made to key executives and employees: (i) options to purchase shares of common stock, (ii) stock appreciation rights payable in common stock, cash or a combination thereof,
  (iii) restricted shares of common stock and (iv) performance shares that vest only upon achievement of specified performance goals and are payable in common stock, cash or a combination thereof. The vesting and payment of awards may be accelerated in the event of a change of control of the Company (as defined in the 1998 Plan).

         The Company intends to fund its financial needs principally from net cash provided by operating activities and, to the extent necessary, from funds provided by the credit facilities described in this section. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

       In August 1997, the Company issued $150.0 million principal amount of 7.25% notes due August 1, 2027 ("Notes Due 2027"). Proceeds from the sale were used to prepay revolving loans under its bank credit agreement on the same date. The Notes Due 2027 will be redeemable as a whole or in part at the option of the Company at any time on or after August 2, 2007, and will also be redeemable at the option of the holders thereof on August 1, 2007 in amounts at 100% of their principal amount. In September 1995, the Company issued $150.0 million principal amount of 7.25% notes due September 15, 2005 ("Notes Due 2005"). The Notes Due 2005 are not redeemable prior to maturity. The Notes Due 2027 and the Notes Due 2005 are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the Company.

       The Company has a $750.0 million unsecured revolving credit facility that expires in March, 2001. At February 1, 1999, the Company had approximately $475.0 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

         Loans under the bank credit agreement bear interest at either (i) floating rates generally payable quarterly based on an adjusted Eurodollar rate plus 0.275% or (ii) Eurodollar rates or fixed rates that may be offered from time to time by a Lender pursuant to a competitive bid request submitted by the Company, payable up to 360 days. In addition, the Company pays an annual facility fee of 0.15%. The interest rate and the facility fee are based on the Company's current implied senior unsecured debt ratings of BBB minus and Baa3. In the event that the Company's debt ratings improve, the interest rate and facility fees would be reduced. Conversely, deterioration in the Company's debt ratings would increase the interest rate and facility fees.

         The bank credit agreement imposes various limitations on the liquidity of the Company. The agreement requires the Company to maintain minimum interest coverage and maximum leverage ratios and a specified level of net worth. In addition, the Agreement limits dividend payments, stock repurchases, leases, the incurrence of additional indebtedness by consolidated subsidiaries, the creation of additional liens and the making of investments in non-U.S. persons, and restricts the Company's ability to enter into certain merger, liquidation or asset sale or purchase transactions.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At February 1, 1999, $150.8 million in borrowings under this facility with original maturities of up to 266 days was outstanding.

       On November 23, 1998, the Company established a new $110 million credit facility with a group of banks. On that date, $57 million of proceeds from the facility were used to repay loans under the Company's existing bank credit agreement. Additional proceeds from this facility will be used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the existing bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a new Mexican financing subsidiary of the Company and are guaranteed by the Company. At February 1, 1999, the Company had approximately $43.0 million in unused capacity under this facility.

      Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

  Restructuring Plan

         On January 26, 1999, the Company announced a comprehensive reorganization of its apparel fabrics business, designed to position the company for long-term success against growing worldwide competition. Operations will be streamlined and U.S. capacity will be reduced by 25 percent to compensate for the continuing surge of low-priced garment imports, primarily from Asia. The plan will result in the loss of approximately 2,900 jobs and the closing of seven plants.

         The major elements of the plan are:

         (1) The Company will combine two businesses that have complementary product lines and serve many of the same customers. The merger of the two--Burlington Klopman Fabrics and Burlington Tailored Fashions--will create a fast, responsive organization with an improved cost structure.

         (2) The Company will reduce U.S. apparel fabrics capacity by 25 percent and at the same time reorganize manufacturing assets to work together in a fast, modern, versatile and cost-effective configuration. Seven plants will be closed: Mooresville, Forest City, Oxford, Cramerton and Statesville, North Carolina; Bishopville, South Carolina; and Hillsville, Virginia. The plan will result in the loss of approximately 2,900 jobs as the result of the plant closings, plus elimination of one department in Raeford, North Carolina and overhead reductions throughout the Company.

         (3) The cost of the reorganization will be reflected in a restructuring charge, before taxes, of approximately $80-$90 million in the second fiscal quarter, ending April 3, 1999, plus other expenses related to the restructuring of approximately $25-$35 million, before taxes, that will be charged to operations as incurred. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

         By reducing overall capacity, utilizing only the most modern equipment, and concentrating on a value-added product mix, the Company expects that it will be able to run its U.S. operations on a much more efficient and cost-effective basis. The combination of streamlined and modern U.S. operations, together with the new state-of-the-art manufacturing facilities coming on stream later this year in Mexico, should position the Company well to compete on a global basis.

  Year 2000

         The Company recognizes the widespread impact of Year 2000 in its systems and manufacturing facilities and is working toward compliance of all software and office and manufacturing equipment, environmental systems, telecommunications, utilities, safety and monitoring equipment and systems. Total costs for addressing the Year 2000 issue are currently estimated to reach approximately $14.0 million. These costs are expensed as incurred and are being funded with cash from operations. As of January 2, 1999, the Company had spent $11.8 million on the project since its inception. The Company views Year 2000 as a company-wide business issue of the highest priority. The Company is engaged in extensive efforts to provide a continuous, uninterrupted flow of goods and services to customers.

  Forward-Looking Statements

       With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, the success of the company's overall business strategy, the company's relationships with its principal customers and suppliers, the success of the company's expansion in other countries, the demand for textile products, the cost and availability of raw materials and labor, the company's ability to finance its capital expansion and modernization programs, the level of the company's indebtedness and the exposure to interest rate fluctuations, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
Date:  February 10, 1999                   Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer