Form 10-Q
period 1999-04-03
BURLINGTON INDUSTRIES INC /DE/
filed 1999-05-14
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended          April 3, 1999
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 10, 1999, there were outstanding 52,808,561 shares of Common Stock, par value $.01 per share, and 604,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                Part 1 - Financial Information
Item 1.    Financial Statements



              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                  Three       Three        Six         Six
                                  months      months      months      months
                                  ended       ended       ended       ended
                                 April 3,    March 28,   April 3,    March 28,
                                  1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
Net sales                     $   403,905 $   517,954 $   811,087 $   999,657
Cost of sales                     360,731     423,272     703,093     826,075
                                ----------  ----------  ----------  ----------
Gross profit                       43,174      94,682     107,994     173,582
Selling, general and
  administrative expenses          36,438      36,165      73,199      72,045
Provision for doubtful accounts       608         142       1,597       1,392
Amortization of goodwill            4,449       4,539       8,911       9,079
Provision for restructuring        65,280           0      65,280           0
                                ----------  ----------  ----------  ----------
Operating income (loss) before
  interest and taxes              (63,601)     53,836     (40,993)     91,066

Interest expense                   14,673      15,057      28,987      29,608
Equity in (income) loss of
  joint ventures                      375           0      (1,901)      1,000
Other expense (income) - net         (989)     (1,013)     (4,578)     (1,927)
                                ----------  ----------  ----------  ----------
Income (loss) before
  income taxes                    (77,660)     39,792     (63,501)     62,385

Income tax expense (benefit):
  Current                          (5,177)     10,322         585      20,156
  Deferred                        (24,600)      4,900     (24,172)      4,435
                                ----------  ----------  ----------  ----------
    Total income tax
     expense (benefit)            (29,777)     15,222     (23,587)     24,591

                                ----------  ----------  ----------  ----------
Net income (loss)             $   (47,883)$    24,570 $   (39,914)$    37,794
                                ==========  ==========  ==========  ==========

Net income per common share:
  Basic earnings (loss)
    per share                 $     (0.86)$      0.41 $     (0.70)$      0.63
  Diluted earnings (loss)
    per share                 $     (0.86)$      0.40 $     (0.70)$      0.62


See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                    April 3,       October 3,
                                                      1999            1998
                                                  -------------   --------------
ASSETS
Current assets:
Cash and cash equivalents                       $       15,808  $        18,163
Short-term investments                                  26,988           27,253
Customer accounts receivable after deductions
  of $18,535 and $20,864 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                    253,327          288,806
Sundry notes and accounts receivable                    16,426           15,810
Inventories                                            330,494          322,548
Prepaid expenses                                         4,361            3,198
                                                  -------------   --------------
    Total current assets                               647,404          675,778
Fixed assets, at cost:
Land and land improvements                              39,349           39,374
Buildings                                              433,784          442,828
Machinery, fixtures and equipment                      636,842          636,439
                                                  -------------   --------------
                                                     1,109,975        1,118,641
Less accumulated depreciation and amortization         479,239          475,885
                                                  -------------   --------------
    Fixed assets - net                                 630,736          642,756
Other assets:
Investments and receivables                             48,870           44,990
Intangibles and deferred charges                        29,407           35,211
Excess of purchase cost over net assets acquired       501,528          514,152
                                                  -------------   --------------
    Total other assets                                 579,805          594,353
                                                  -------------   --------------
                                                $    1,857,945  $     1,912,887
                                                  =============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                           $            0  $        14,200
Long-term debt due currently                               470              470
Accounts payable - trade                                69,081           87,999
Sundry payables and accrued expenses                    85,193           73,995
Income taxes payable                                     1,956            6,440
Deferred income taxes                                   35,983           44,576
                                                  -------------   --------------
      Total current liabilities                        192,683          227,680
Long-term liabilities:
Long-term debt                                         870,902          801,486
Other                                                   56,369           59,052
                                                  -------------   --------------
     Total long-term liabilities                       927,271          860,538
Deferred income taxes                                  108,869          124,448
Shareholders' equity:
Common stock issued                                        684              684
Capital in excess of par value                         884,307          884,685
Accumulated deficit                                    (93,763)         (53,849)
Accumulated other comprehensive income (loss)          (16,325)         (17,357)
Cost of common stock held in treasury                 (145,781)        (113,942)
                                                  -------------   --------------
     Total shareholders' equity                        629,122          700,221
                                                  -------------   --------------
                                                $    1,857,945  $     1,912,887
                                                  =============   ==============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                        Six           Six
                                                       months        months
                                                       ended         ended
                                                      April 3,      March 28,
                                                       1999          1998
                                                    ------------  ------------
Cash flows from operating activities:
Net income (loss)                                 $     (39,914)$      37,794
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets         32,325        32,706
   Provision for doubtful accounts                        1,597         1,392
   Amortization of intangibles and
    deferred debt expense                                 9,085         9,291
   Equity in loss of joint ventures                       1,319             0
   Deferred income taxes                                (24,172)        4,435
   Gain on disposal of assets                            (2,947)         (512)
   Provision for restructuring                           65,280             0
   Changes in assets and liabilities:
      Customer accounts receivable - net                 33,882           479
      Sundry notes and accounts receivable                 (616)       (4,778)
      Inventories                                       (18,500)      (32,244)
      Prepaid expenses                                   (1,163)         (873)
      Accounts payable and accrued expenses             (31,172)      (22,153)
   Change in income taxes payable                        (4,484)       (5,428)
   Other                                                 (3,435)       (4,532)
                                                    ------------  ------------
        Total adjustments                                56,999       (22,217)
                                                    ------------  ------------
Net cash provided by operating activities                17,085        15,577
                                                    ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                  (73,518)      (65,042)
  Proceeds from sales of assets                          36,185         4,720
  Investment in joint ventures                           (5,366)         (925)
  Change in investments                                     432         2,355
                                                    ------------  ------------
Net cash used by investing activities                   (42,267)      (58,892)
                                                    ------------  ------------

Cash flows from financing activities:
  Changes in short-term borrowings                      (14,200)        2,000
  Repayments of long-term debt                          (33,979)     (190,390)
  Proceeds from issuance of long-term debt              103,000       214,083
  Proceeds from exercise of stock options                     0        13,632
  Purchase of treasury shares                           (31,994)         (356)
                                                    ------------  ------------
Net cash provided by financing activities                22,827        38,969
                                                    ------------  ------------

Net change in cash and cash equivalents                  (2,355)       (4,346)
Cash and cash equivalents at beginning of period         18,163        17,863
                                                    ------------  ------------
Cash and cash equivalents at end of period        $      15,808 $      13,517
                                                    ============  ============

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the six months ended April 3, 1999

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

  Note D.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                       Three Months Ended    Six Months Ended
                                      April 3,   March 28,  April 3,  March 28,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
  Numerator:
    Net income (loss)............... $(47,883)   $ 24,570   $(39,914) $ 37,794
    Effect of dilutive securities:
     Convertible note...............        -          52          -       116
                                     --------    --------   --------  --------
    Numerator for diluted earnings
     per share...................... $(47,883)   $ 24,622   $(39,914) $ 37,910
                                     =========   ========   ========= ========

  Denominator:
    Denominator for basic earnings per
     share..........................   55,944      60,037     56,887    59,836
    Effect of dilutive securities:
     Stock options..................        -         684          -       698
     Convertible note...............        -         340          -       374
                                     --------    --------   --------  --------
    Denominator for diluted earnings
     per share......................   55,944      61,061     56,887    60,908
                                     ========    ========   ========  =========

         For the three and six month periods ended April 3, 1999, stock options, nonvested stock and Performance Unit Awards that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computation because they would have been antidilutive. However, such securities were not significant in these periods. During the first six months of the 1999 fiscal year, outstanding shares changed due to
  (i) the issuance of 13,779 shares of treasury stock to settle Performance Unit awards and (ii) the purchase of 4,768,573 shares of treasury stock.

  Note E.

       Inventories are summarized as follows (dollar amounts in thousands):

                                                        April 3,   October 3,
                                                          1999         1998
                                                       ----------   ----------
       Inventories at average cost:
         Raw materials.............................    $   44,485   $   40,594
         Stock in process..........................        92,916       98,922
         Produced goods............................       210,368      204,169
         Dyes, chemicals and supplies..............        21,676       22,358
                                                       ----------   ----------
                                                          369,445      366,043
         Less excess of average cost over LIFO.....        38,951       43,495
                                                       ----------   ----------
             Total.................................    $  330,494   $  322,548
                                                       ==========   ==========

  Note F.

         Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled $(46,793,000) and $23,251,000 for the three months ended April 3, 1999 and March 28, 1998, respectively, and $(38,882,000) and $34,959,000 for the six months ended April 3, 1999 and March 28, 1998, respectively.

  Note G.

         In November, 1998, the Company sold the remaining assets of the Burlington Madison Yarn division, including manufacturing facilities located in Ranlo and St. Pauls, North Carolina, to Carolina Mills, Inc. The related pre-tax gain of $2.7 million is included in the caption "Other expense (income) - net" in the consolidated statements of operations.

  Note H.

         In November, 1998, the Company established a $110 million credit facility with a group of banks. On that date, $57 million of proceeds from the new agreement were used to repay loans under the Company's existing bank credit agreement. Additional proceeds from this facility will be used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to expansion projects in Mexico. The facility includes terms and covenants similar to the existing bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a new Mexican financing subsidiary of the Company and are guaranteed by the Company.

  Note I.

         On  January   26,   1999,   the  Company   announced  a   comprehensive
  reorganization of its apparel fabrics business. The major elements of the plan include:

         (1) The combination of two businesses that have complementary product lines and serve many of the same customers. The merger of the two---Burlington Klopman Fabrics and Burlington Tailored Fashions---will create a fast, responsive organization with an improved cost structure, called Burlington PerformanceWear. Also, Burlington Global Denim and a portion of the former Sportswear division have been combined to form Burlington CasualWear.

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been or will be closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March quarter; three plants in North Carolina located in Cramerton (sold April 5, 1999), Mooresville, and Statesville will be closed or sold during the June quarter as will one plant in Hillsville, Virginia; one plant in Bishopville, South Carolina will be closed during the September quarter; and the remaining plant located in Oxford, North Carolina will be closed in phases through the March quarter 2000. The plan will result in the reduction of approximately 2,900 employees, with severance benefit payments to be paid over periods of up to twelve months depending on the employee's length of service (reduction of 848 employees as of April 3, 1999). The Company is currently marketing the affected real estate and equipment to be available for sale upon cessation of operations and continues to include them in the Fixed Assets caption on the balance sheet.

         The cost of the reorganization was reflected in a restructuring charge, before taxes, of $65.3 million in the second fiscal quarter ended April 3, 1999. The components of the restructuring charge included the establishment of a $20.1 million reserve for severance benefit payments, write-down of pension assets of $7.4 million for curtailment and settlement losses, write-downs for impairment of $20.1 million related to real estate and $15.5 million related to equipment ($0.3 million realized as of April 3, 1999) resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs. Assets that are no longer in use have been sold or are held for sale at April 3, 1999, and were written down to their estimated fair values less costs of sale. Assets remaining in use, to be disposed of in future periods, have been written down based upon their estimated discounted future cash flows. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

       Following is a summary of activity in the related reserves (in millions):

                                                               Lease
                                                           Cancellations
                                               Severance     and Other
                                               Benefits      Exit Costs
                                               ---------   -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............   $ 18.6         $ 2.0
                                                  ======         =====

         Other expenses related to the restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment and plant carrying and other costs) of approximately $33.0 million, before taxes, will be charged to operations as incurred. $12.1 million of such costs have been incurred through April 3, 1999 and charged to operations, consisting primarily of inventory losses.

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition

  Overview

         The Company reported, as expected, a net loss for the second quarter of its 1999 fiscal year, primarily due to costs associated with the previously-announced reorganization of the Company's apparel products segment. The net loss for the quarter was $47.9 million, or $0.86 per share (diluted) compared with net income of $24.6 million, or $0.40 per share (diluted) for the second quarter of the 1998 fiscal year. This loss includes $49.0 million after tax, or $0.88 per share for restructuring and run-out expenses, and reduced earnings from a joint venture due to its restructuring.

         Fiscal year 1999 is viewed as a transition year for the apparel segment, especially in the second quarter. Operations have been affected by difficult market conditions as well as the temporary inefficiencies that accompany a major reorganization. The Company has taken aggressive action to size its business appropriately, utilize state-of-the-art facilities and bring a superior collection of products to the apparel market. The Company believes its strategy will position it well to compete effectively on a global basis.

  Performance by Segment

       The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. Reference is made to the Company's 1998 Annual Report to Shareholders concerning Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," that will be adopted by the Company in its 1999 Annual Report to Shareholders. The following table sets forth certain information about the segment results for the three and six months ended April 3, 1999 and March 28, 1998, respectively.

                                        Three Months Ended    Six Months Ended
                                       -------------------  ------------------
                                       April 3,  March 28,  April 3,  March 28,
                                          1999      1998      1999       1998
                                        --------  --------  --------  --------
                                            (Dollar amounts in millions)
  Net sales
    Apparel products..................  $ 202.2   $ 308.6   $ 422.0   $ 591.4
    Interior furnishings products.....    201.7     209.4     389.1     408.3
                                        -------   -------   -------   -------
       Total..........................  $ 403.9   $ 518.0   $ 811.1   $ 999.7
                                        =======   =======   =======   =======

  Operating income (loss) before
   interest and taxes
    Apparel products..................  $ (13.5)  $  34.6   $  (5.1)  $  57.2
      As a percentage of net sales....     (6.7)%    11.2%     (1.2)%     9.7%
    Interior furnishings products.....  $  15.2   $  19.2   $  29.4   $  33.9
      As a percentage of net sales....      7.5%      9.2%      7.6%      8.3%
                                        -------   -------   -------   -------
  Operating income before interest,
   taxes and provision for
   restructuring......................  $   1.7   $  53.8   $  24.3   $  91.1
      As a percentage of net sales....      0.4%     10.4%      3.0%      9.1%
    Provision for restructuring.......    (65.3)      -       (65.3)      -
                                        -------   -------   -------   --------
       Total..........................  $ (63.6)  $  53.8   $ (41.0)  $  91.1
                                        =======   =======   =======   =======

  Results Of Operations

  Restructuring Plan

         On  January   26,   1999,   the  Company   announced  a   comprehensive
  reorganization of its apparel fabrics business. The major elements of the plan include:

         (1) The combination of two businesses that have complementary product lines and serve many of the same customers. The merger of the two---Burlington Klopman Fabrics and Burlington Tailored Fashions---will create a fast, responsive organization with an improved cost structure, called Burlington PerformanceWear. Also, Burlington Global Denim and a portion of the former Sportswear division have been combined to form Burlington CasualWear.

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been or will be closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March quarter; three plants in North Carolina located in Cramerton (sold April 5, 1999), Mooresville, and Statesville will be closed or sold during the June quarter as will one plant in Hillsville, Virginia; one plant in Bishopville, South Carolina will be closed during the September quarter; and the remaining plant located in Oxford, North Carolina will be closed in phases through the March quarter 2000. The plan will result in the reduction of approximately 2,900 employees, with severance benefit payments to be paid over periods of up to twelve months depending on the employee's length of service (reduction of 848 employees as of April 3, 1999). The Company is currently marketing the affected real estate and equipment to be available for sale upon cessation of operations and continues to include them in the Fixed Assets caption on the balance sheet.

         The cost of the reorganization was reflected in a restructuring charge, before taxes, of $65.3 million in the second fiscal quarter ended April 3, 1999. The components of the restructuring charge included the establishment of a $20.1 million reserve for severance benefit payments, write-down of pension assets of $7.4 million for curtailment and settlement losses, write-downs for impairment of $20.1 million related to real estate and $15.5 million related to equipment ($0.3 million realized as of April 3, 1999) resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs. Assets that are no longer in use have been sold or are held for sale at April 3, 1999, and were written down to their estimated fair values less costs of sale. Assets remaining in use, to be disposed of in future periods, have been written down based upon their estimated discounted future cash flows. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

       Following is a summary of activity in the related reserves (in millions):

                                                               Lease
                                                           Cancellations
                                               Severance     and Other
                                               Benefits      Exit Costs
                                               ---------   -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............   $ 18.6         $ 2.0
                                                  ======         =====

       Other expenses related to the restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment and plant carrying and other costs) of approximately $33.0 million, before taxes, will be charged to operations as incurred. $12.1 million of such costs have been incurred through April 3, 1999 and charged to operations, consisting primarily of inventory losses.

         By reducing overall capacity, utilizing only the most modern equipment, and concentrating on a value-added product mix, the Company expects that it will be able to run its U.S. operations on a more efficient and cost-effective basis. The combination of streamlined and modern U.S. operations, together with the new state-of-the-art manufacturing facilities coming on stream later this year in Mexico, should position the Company well to compete on a global basis.

  Comparison of Three Months ended April 3, 1999 and March 28, 1998.

       Net sales for the second quarter of the 1999 fiscal year were $403.9 million, 22.0% lower than the $518.0 million recorded for the second quarter of the 1998 fiscal year. Net sales of products for apparel markets for the second quarter of the 1999 fiscal year were $202.2 million, 34.5% lower than the $308.6 million recorded in the second quarter of the 1998 fiscal year. Excluding the Burlington Madison Yarn division, a portion of which has been sold and the remainder transferred to a joint venture, net sales of products for apparel markets were 28.2% lower than in the prior year period. This decrease was due primarily to lower volume and, to a lesser extent, product mix, in both of the group's divisions: PerformanceWear (formerly the Tailored Fashions and Klopman divisions) and CasualWear (formerly the Global Denim and Sportswear divisions). Net sales of products for interior furnishings markets for the second quarter of the 1999 fiscal year were $201.7 million, 3.7% lower than the $209.4 million recorded in the second quarter of the 1998 fiscal year. This reduction was due primarily to the absence of Burlington Madison Yarn division sales in this segment, lower volume in the Lees and Burlington House divisions, partially offset by higher volume in the Area Rugs division and higher selling prices in the Lees division. Total export sales were unchanged from the comparable quarter of the prior year and represented 15.6% of net sales for the current period compared to 12.2% of net sales in the prior period.

       Operating income before provision for restructuring, interest and taxes for the second quarter of the 1999 fiscal year was $1.7 million compared to $53.8 million recorded in the second quarter of the 1998 fiscal year. Amortization of goodwill was $4.4 million and $4.5 million in the second quarter of the 1999 and 1998 fiscal years, respectively. Operating income
  (loss) before provision for restructuring, interest and taxes for the apparel products segment for the second quarter of the 1999 fiscal year was $(13.5) million compared to $34.6 million recorded for the second quarter of the 1998 fiscal year. This decrease was primarily due to lower margins resulting from lower volume and inefficiencies associated with production levels, the absence of the Burlington Madison Yarn division which was sold or transferred to a joint venture, and start-up costs related to the Company's new Mexican operations, partially offset by lower raw material costs in the PerformanceWear division. Also, apparel segment results include costs of $11.9 million associated with the apparel restructuring which have been charged to operations, including inventory write-downs, relocation of employees and equipment and plant carrying costs. Operating income before interest and taxes for the interior furnishings products segment for the second quarter of the 1999 fiscal year was $15.2 million compared to $19.2 million recorded for the second quarter of the 1998 fiscal year. This decrease was due primarily to lower profits in the Burlington House and Bacova divisions, partially offset by improved results in the Lees division.

       Interest expense for the second quarter of the 1999 fiscal year was $14.7 million, or 3.6% of net sales, compared with $15.1 million, or 2.9% of net sales, in the second quarter of the 1998 fiscal year.

       During the second quarter of the 1999 fiscal year, the Company recorded equity in loss of joint ventures of $0.4 million primarily related to its denim fabric joint venture with Mafatlal Industries Limited in India. The Company received a $3.0 million cash distribution from its Unifi textured yarn joint venture, but the joint venture earnings for the quarter were offset by a restructuring provision which precluded the Company from recording equity earnings from the venture during the quarter.

       Other income for the second quarter of the 1999 and 1998 fiscal years was $1.0 million in both periods consisting principally of interest income in each period.

       Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

  Comparison of Six Months ended April 3, 1999 and March 28, 1998.

       Net sales for the first six months of the 1999 fiscal year were $811.1 million, 18.9% lower than the $999.7 million recorded for the first six months of the 1998 fiscal year. Net sales of products for apparel markets for the first six months of the 1999 fiscal year were $422.0 million, 28.6% lower than the $591.4 million recorded in the first six months of the 1998 fiscal year. Excluding the Burlington Madison Yarn division, which has been sold or transferred to a joint venture, net sales of products for apparel markets were 22.5% lower than in the prior year period. This decrease was due primarily to lower volume in both of the group's divisions: PerformanceWear and CasualWear. Net sales of products for interior furnishings markets for the first six months of the 1999 fiscal year were $389.1 million, 4.7% lower than the $408.3 million recorded in the first six months of the 1998 fiscal year. This reduction was due primarily to the absence of Burlington Madison Yarn division sales in this segment, lower volume in the Lees, Burlington House and Bacova divisions, partially offset by higher volume in the Area Rugs division and higher selling prices in the Lees division. Total export sales were unchanged from the comparable period of the prior year and represented 14.7% of net sales for the current period compared to 11.9% of net sales in the prior period.

       Operating income before provision for restructuring, interest and taxes for the first six months of the 1999 fiscal year was $24.3 million compared to $91.1 million recorded in the first six months of the 1998 fiscal year. Amortization of goodwill was $8.9 million and $9.1 million in the first six months of the 1999 and 1998 fiscal years, respectively. Operating income
  (loss) before provision for restructuring, interest and taxes for the apparel products segment for the first six months of the 1999 fiscal year was $(5.1) million compared to $57.2 million recorded for the first six months of the 1998 fiscal year. This decrease was due primarily to lower margins resulting from lower volume and inefficiencies associated with production levels, the absence of the Burlington Madison Yarn division which was sold or transferred to a joint venture, and start-up costs related to the Company's new Mexican operations, partially offset by better product mix in the CasualWear division and lower raw material costs. Also, apparel segment results include costs of $11.9 million associated with the apparel restructuring which have been charged to operations, including inventory write-downs, relocation of employees and equipment and plant carrying and other costs. Operating income before interest and taxes for the interior furnishings products segment for the first six months of the 1999 fiscal year was $29.4 million compared to $33.9 million recorded for the first six months of the 1998 fiscal year. This decrease was due primarily to product mix in the Burlington House division and lower profits in the Bacova division, partially offset by improved results in the Lees and Area Rugs divisions and lower raw material costs.

       Interest expense for the first six months of the 1999 fiscal year was $29.0 million, or 3.6% of net sales, compared with $29.6 million, or 3.0% of net sales, in the first six months of the 1998 fiscal year.

       During the first six months of the 1999 fiscal year, the Company recorded equity in income of joint ventures of $1.9 million related to its textured yarn joint venture operations with Unifi, Inc., its Mexican yarn joint venture with Parkdale Mills, and its denim fabric joint venture with Mafatlal Industries Limited in India, compared to equity in loss of joint ventures of $1.0 million in the first quarter of the 1998 fiscal year related to the joint venture in India.

         Other income for the first six months of the 1999 fiscal year was $4.6 million consisting principally of a $2.7 million gain on the disposal of the Burlington Madison Yarn division and interest income. Other income for the first six months of the 1998 fiscal year was $1.9 million consisting principally of interest income.

       Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

  Liquidity and Capital Resources

      During the first six months of the 1999 fiscal year, the Company generated $17.1 million of cash from operating activities, $36.2 million from sales of assets, and $0.4 million from other investing activities, and had net borrowings of long- and short-term debt of $54.8 million. Cash was primarily used for capital expenditures and investment in joint ventures totaling $78.9 million, and $32.0 million for the purchase of treasury shares. At April 3, 1999, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $871.4 million compared with $816.2 million at October 3, 1998 and $828.1 million at March 28, 1998.

      The Company's principal uses of funds during the next several years will be for capital investments (including the funding of acquisitions and participations in joint ventures), repayment and servicing of indebtedness, working capital needs and the repurchase of shares of Company common stock. On April 27, 1999, the Company announced Board approval of $10.0 million for the repurchase of Company common stock. Also on April 27, 1999, the Company announced it has signed a letter of intent to form a joint venture company with Tarrant Apparel Group that will provide garment-manufacturing services for the branded casualwear market. The Company will be the marketing and product development partner as well as the supply source for denim fabrics, while Tarrant will be the production management partner and the supply source for khaki twill fabrics. Garments will be assembled and finished in various facilities in Mexico, utilizing a combination of independent contractors plus garment-making assets contributed by both partners. The transaction is expected to close in June, 1999.

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

       The Company has a $750.0 million unsecured revolving credit facility that expires in March, 2001. At May 10, 1999, the Company had approximately $443.0 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

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

         On November 23, 1998, the Company established a $110 million credit facility with a group of banks. On that date, $57 million of proceeds from the facility were used to repay loans under the Company's existing bank credit agreement. Additional proceeds from this facility will be used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the $750.0 million bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a new Mexican financing subsidiary of the Company and are guaranteed by the Company. At May 10, 1999, the Company had approximately $29.0 million in unused capacity under this facility.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At May 10, 1999, $174.5 million in borrowings under this facility with original maturities of up to 161 days was outstanding.

      Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

  Year 2000

         The Company recognizes the widespread impact of Year 2000 in its systems and manufacturing facilities and is working toward compliance of all software and office and manufacturing equipment, environmental systems, telecommunications, utilities, safety and monitoring equipment and systems. Total costs for addressing the Year 2000 issue are currently estimated to reach approximately $14.5 million. These costs are expensed as incurred and are being funded with cash from operations. As of April 3, 1999, the Company had spent $12.7 million on the project since its inception. The Company views Year 2000 as a company-wide business issue of the highest priority. The Company is engaged in extensive efforts to provide a continuous, uninterrupted flow of goods and services to customers.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

             a)    Exhibits.

                   10.22 Burlington Industries, Inc. 1998 Equity Incentive Plan. Incorporated by reference from Exhibit A to the Company's Proxy Statement dated December 18, 1998.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
Date:  May 14, 1999                        Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer