Form 10-Q
period 1999-07-03
BURLINGTON INDUSTRIES INC /DE/
filed 1999-08-17
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended           July 3, 1999
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of August 9, 1999, there were outstanding 52,458,761 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)



                                  Three       Three        Nine        Nine
                                  months      months      months      months
                                  ended       ended       ended       ended
                                  July 3,    June 27,     July 3,    June 27,
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
Net sales                     $   434,634 $   511,033 $ 1,245,721 $ 1,510,690
Cost of sales                     374,246     414,781   1,077,339   1,240,856
                                ----------  ----------  ----------  ----------
Gross profit                       60,388      96,252     168,382     269,834
Selling, general and
  administrative expenses          34,247      37,713     107,446     109,758
Provision for doubtful accounts     3,231        (307)      4,828       1,085
Amortization of goodwill            4,449       4,539      13,360      13,618
Provision for restructuring             0           0      65,280           0
                                ----------  ----------  ----------  ----------
Operating income (loss) before
  interest and taxes               18,461      54,307     (22,532)    145,373

Interest expense                   15,136      14,701      44,123      44,309
Equity in income of
  joint ventures                   (2,912)     (1,074)     (4,813)        (74)
Other expense (income) - net       (2,342)       (683)     (6,920)     (2,610)
                                ----------  ----------  ----------  ----------
Income (loss) before income taxes   8,579      41,363     (54,922)    103,748

Income tax expense (benefit):
  Current                           2,599      11,887       3,184      32,043
  Deferred                          1,234       3,525     (22,938)      7,960
                                ----------  ----------  ----------  ----------
    Total income tax
      expense (benefit)             3,833      15,412     (19,754)     40,003

                                ----------  ----------  ----------  ----------
Net income (loss)             $     4,746 $    25,951 $   (35,168)$    63,745
                                ==========  ==========  ==========  ==========

Net income per common share:
  Basic earnings (loss)
    per share                 $      0.09 $      0.42 $     (0.63)$      1.05
  Diluted earnings (loss)
    per share                 $      0.09 $      0.42 $     (0.63)$      1.04


See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                    July 3,         October 3,
                                                     1999              1998
                                                 ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents                      $      13,702    $       18,163
Short-term investments                                27,304            27,253
Customer accounts receivable after deductions
  of $21,961 and $20,864 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                  255,870           288,806
Sundry notes and accounts receivable                  18,893            15,810
Inventories                                          320,523           322,548
Prepaid expenses                                       3,825             3,198
                                                 ------------      ------------
    Total current assets                             640,117           675,778
Fixed assets, at cost:
Land and land improvements                            35,301            39,374
Buildings                                            426,322           442,828
Machinery, fixtures and equipment                    638,540           636,439
                                                 ------------      ------------
                                                   1,100,163         1,118,641
Less accumulated depreciation and amortization       467,488           475,885
                                                 ------------      ------------
    Fixed assets - net                               632,675           642,756
Other assets:
Investments and receivables                           53,429            44,990
Intangibles and deferred charges                      36,165            35,211
Excess of purchase cost over net assets acquired     497,079           514,152
                                                 ------------      ------------
    Total other assets                               586,673           594,353
                                                 ------------      ------------
                                               $   1,859,465    $    1,912,887
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                          $           0    $       14,200
Long-term debt due currently                             470               470
Accounts payable - trade                              72,936            87,999
Sundry payables and accrued expenses                  78,567            73,995
Income taxes payable                                   4,156             6,440
Deferred income taxes                                 31,076            44,576
                                                 ------------      ------------
      Total current liabilities                      187,205           227,680
Long-term liabilities:
Long-term debt                                       870,103           801,486
Other                                                 56,214            59,052
                                                 ------------      ------------
     Total long-term liabilities                     926,317           860,538
Deferred income taxes                                115,010           124,448
Shareholders' equity:
Common stock issued                                      684               684
Capital in excess of par value                       884,338           884,685
Accumulated deficit                                  (89,017)          (53,849)
Accumulated other comprehensive income (loss)        (15,936)          (17,357)
Cost of common stock held in treasury               (149,136)         (113,942)
                                                 ------------      ------------
     Total shareholders' equity                      630,933           700,221
                                                 ------------      ------------
                                               $   1,859,465    $    1,912,887
                                                 ============      ============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                       Nine          Nine
                                                      months        months
                                                       ended         ended
                                                      July 3,      June 27,
                                                       1999          1998
                                                   ------------  ------------
Cash flows from operating activities:
Net income (loss)                               $      (35,168)$      63,745
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets        48,156        49,391
   Provision for doubtful accounts                       4,828         1,085
   Amortization of intangibles and
    deferred debt expense                               13,627        13,899
   Equity in loss of joint ventures                      2,427             0
   Deferred income taxes                               (22,938)        7,960
   Gain on disposal of assets                           (4,328)         (512)
   Provision for restructuring                          65,280             0
   Changes in assets and liabilities:
      Customer accounts receivable - net                28,108        13,701
      Sundry notes and accounts receivable              (3,083)       (6,169)
      Inventories                                       (8,529)      (38,204)
      Prepaid expenses                                    (742)         (618)
      Accounts payable and accrued expenses            (33,943)      (24,759)
   Change in income taxes payable                       (2,284)       (2,976)
   Other                                               (15,459)      (10,650)
                                                   ------------  ------------
        Total adjustments                               71,120         2,148
                                                   ------------  ------------
Net cash provided by operating activities               35,952        65,893
                                                   ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                (104,945)      (90,693)
  Proceeds from sales of assets                         48,982         5,196
  Investment in joint ventures                          (5,366)       (1,425)
  Change in investments                                   (575)        1,413
                                                   ------------  ------------
Net cash used by investing activities                  (61,904)      (85,509)
                                                   ------------  ------------

Cash flows from financing activities:
  Changes in short-term borrowings                     (14,200)            0
  Repayments of long-term debt                         (28,960)     (226,586)
  Proceeds from issuance of long-term debt             100,000       215,559
  Proceeds from exercise of stock options                    0        24,492
  Purchase of treasury shares                          (35,349)         (356)
                                                   ------------  ------------
Net cash provided by financing activities               21,491        13,109
                                                   ------------  ------------

Net change in cash and cash equivalents                 (4,461)       (6,507)
Cash and cash equivalents at beginning of period        18,163        17,863
                                                   ------------  ------------
Cash and cash equivalents at end of period      $       13,702 $      11,356
                                                   ============  ============

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the nine months ended July 3, 1999

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

  Note D.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                       Three Months Ended    Nine Months Ended
                                     --------------------- ---------------------
                                       July 3,   June 27,    July 3,   June 27,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
  Numerator:
    Net income (loss)............... $  4,746    $ 25,951   $(35,168) $ 63,745
    Effect of dilutive securities:
     Convertible note...............        -           -          -       116
                                     --------    --------   --------  --------
    Numerator for diluted earnings
     per share...................... $  4,746    $ 25,951   $(35,168) $ 63,861
                                     ========    ========   ========= ========

  Denominator:
    Denominator for basic earnings per
     share..........................   53,381      61,738     55,718    60,470
    Effect of dilutive securities:
     Stock options..................        1         712          -       703
     Performance Unit awards........       21           -          -         -
     Nonvested stock................        6           -          8         -
     Convertible note...............        -           -          -       249
                                     --------    --------   --------  --------
    Denominator for diluted earnings
     per share......................   53,409      62,450     55,726    61,422
                                     ========    ========   ========  =========

         For the nine month period ended July 3, 1999, stock options and Performance Unit Awards that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computation because they would have been antidilutive. However, such securities were not significant in these periods. During the first nine months of the 1999 fiscal year, outstanding shares changed due to (i) the issuance of 13,779 shares of treasury stock to settle Performance Unit awards and (ii) the purchase of 5,181,873 shares of treasury stock.

  Note E.

       Inventories are summarized as follows (dollar amounts in thousands):

                                                         July 3,    October 3,
                                                          1999         1998
                                                       ----------   ----------
      Inventories at average cost:
         Raw materials.............................    $   36,067   $   40,594
         Stock in process..........................        90,985       98,922
         Produced goods............................       208,865      204,169
         Dyes, chemicals and supplies..............        20,902       22,358
                                                       ----------   ----------
                                                          356,819      366,043
         Less excess of average cost over LIFO.....        36,296       43,495
                                                       ----------   ----------
             Total.................................    $  320,523   $  322,548
                                                       ==========   ==========

         In the June 1999 quarter, the Company projected an annual liquidation of prior years' LIFO inventory layers and recorded an after-tax profit of $0.5 million.

  Note F.

         Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and changes in unrealized gains and losses on securities, and totaled $5,135,000 and $24,862,000 for the three months ended July 3, 1999 and June 27, 1998, respectively, and $(33,747,000) and $59,821,000 for the nine months ended July 3, 1999 and June 27, 1998, respectively.

  Note G.

         In November, 1998, the Company sold the remaining assets of the Burlington Madison Yarn division, including manufacturing facilities located in Ranlo and St. Pauls, North Carolina, to Carolina Mills, Inc. The related pre-tax gain of $2.7 million is included in the caption "Other expense (income) - net" in the consolidated statements of operations.

  Note H.

         In November, 1998, the Company established a $105 million credit facility with a group of banks. On that date, $57 million of proceeds from the new agreement were used to repay loans under the Company's existing bank credit agreement. Additional proceeds from this facility will be used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to expansion projects in Mexico. The facility includes terms and covenants similar to the existing bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a new Mexican financing subsidiary of the Company and are guaranteed by the Company.

  Note I.

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133." Reference is made to the Company's 1998 Annual Report to Shareholders regarding SFAS No. 133. The Company is required to adopt SFAS No. 133 no later than October 1, 2000, and has not yet determined what its effect will be on the earnings and financial position of the Company.

  Note J.

         During the March quarter of 1999, the Company implemented a comprehensive reorganization plan primarily related to its apparel fabrics business. The apparel fabrics operations had been running at less than full capacity during the preceding 9-12 month period, anticipating that the surge of low-priced garment imports from Asia might only be the temporary result of the Asian financial crisis. The Company views this situation to be more permanent in nature and therefore decided to reduce its U.S. manufacturing capacity accordingly and utilize only its most modern facilities to be competitive. The major elements of the plan include:

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

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been or will be closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March quarter; three plants in North Carolina located in Cramerton (sold April 5, 1999), Mooresville, and Statesville were closed during the June quarter and one plant in Hillsville, Virginia was sold on June 24, 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina will be closed in phases through the March quarter 2000.

         (3) The plan will result in the reduction of approximately 2,900 employees, with severance benefit payments to be paid over periods of up to twelve months from the termination date depending on the employee's length of service (reduction of approximately 2,025 employees as of July 3, 1999).

         The cost of the reorganization was reflected in a restructuring charge, before income taxes, of $65.3 million ($61.3 million applicable to the apparel fabrics business) in the second fiscal quarter ended April 3, 1999. The components of the restructuring charge included the establishment of a $20.1 million reserve for severance benefit payments, write-down of pension assets of $7.4 million for curtailment and settlement losses, write-downs for impairment of $35.6 million related to fixed assets ($2.3 million realized as of July 3, 1999) resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs expected to be paid through September 2001. Assets that are no longer in use have been sold or are held for sale at July 3, 1999, and were written down to their estimated fair values less costs of sale. These assets continue to be included in the Fixed Assets caption on the balance sheet in the amount of $16.3 million. Assets at Bishopville and Oxford remaining in use and considered impaired based on estimated future cash flows were written down by $2.7 million to their estimated fair value of $3.5 million. The impaired assets continue to be depreciated while in use. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) of approximately $33.0 million, before income taxes, will be charged to operations as incurred. Through July 3, 1999, $20.7 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                                 Lease
                                                             Cancellations
                                                 Severance     and Other
                                                 Benefits      Exit Costs
                                                ----------  --------------

         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............     18.6           2.0
         Payments..............................     (5.7)         (0.2)
                                                  ------         -----
         Balance at July 3, 1999...............   $ 12.9         $ 1.8
                                                  ======         =====

         The Company has substantially completed all of the 1997 and 1996 restructuring efforts with the exception of the divestitures of certain machinery and equipment and real estate. The carrying amount of such assets at July 3, 1999, included in the Fixed Assets caption on the balance sheet, is $17.3 million, and the Company does not anticipate any material adjustments to this amount. On August 6, 1999, the Company sold one of the plants from the Knits division for $8.5 million which approximated its carrying value.

         The Company, through its Real Estate and Purchasing Departments, is actively marketing the affected real estate and equipment currently available for sale or to be available upon cessation of operations. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels including other textile companies, the local Chamber of
  Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 to 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition

  Overview

         The Company reported earnings per share for the June 1999 quarter of $0.09 (diluted) compared to $0.42 (diluted) for the June 1998 quarter.
  Excluding run-out costs associated with the 1999 reorganization of the Company's apparel products segment, earnings per share were $0.19 (diluted) for the June 1999 quarter. Net sales for the June 1999 quarter were $434.6 million, compared with $511.0 million for the June 1998 quarter. After adjusting for businesses that have been sold or closed since last year, sales declined 8.9 percent.

         Fiscal year 1999 is viewed as a transition year for the apparel segment. Operations have been affected by difficult market conditions as well as the temporary inefficiencies that accompany a major reorganization. The Company has taken aggressive action to size its U.S. capacity appropriately while building new textile and garment making capacity in Mexico. The new integrated apparel fabric and garment operations in Mexico are now coming on line. Looking ahead, the Company remains confident that it is positioning itself well to compete on a global basis.

  Performance by Segment

       The Company conducts its operations in two principal industry segments: products for apparel markets and products for interior furnishings markets. Reference is made to the Company's 1998 Annual Report to Shareholders concerning Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," that will be adopted by the Company in its 1999 Annual Report to Shareholders. The following table sets forth certain information about the segment results for the three and nine months ended July 3, 1999 and June 27, 1998, respectively.

                                        Three Months Ended    Nine Months Ended
                                       -------------------  -------------------
                                        July 3,    June 27,  July 3,   June 27,
                                         1999       1998      1999       1998
                                       --------   --------  --------   --------
                                              (Dollar amounts in millions)
  Net sales
    Apparel products.................. $  229.5   $  297.7  $  651.5   $  889.1
    Interior furnishings products.....    205.1      213.3     594.2      621.6
                                       --------   --------  --------   --------
       Total.......................... $  434.6   $  511.0  $1,245.7   $1,510.7
                                       ========   ========  ========   ========

  Operating income (loss) before
   interest, taxes and provision
   for restructuring
    Apparel products.................. $   (0.1)  $   29.5  $   (5.2)  $   86.7
      As a percentage of net sales....      0.0%      9.9%      (0.8)%      9.8%
    Interior furnishings products..... $   18.6   $   24.8  $   48.0   $   58.7
      As a percentage of net sales....      9.1%      11.6%      8.1%       9.4%
                                       --------   --------  --------   --------
       Total.......................... $   18.5   $   54.3  $   42.8   $  145.4
      As a percentage of net sales....      4.3%      10.6%      3.4%       9.6%
    Provision for restructuring....... $    -     $    -    $  (65.3)  $    -
                                        -------    -------   -------   --------
       Total.......................... $   18.5   $   54.3  $  (22.5)  $  145.4
                                       ========   ========  ========   ========

  Results Of Operations

  Restructuring Plan

         During the March quarter of 1999, the Company implemented a comprehensive reorganization plan primarily related to its apparel fabrics business. The apparel fabrics operations had been running at less than full capacity during the preceding 9-12 month period, anticipating that the surge of low-priced garment imports from Asia might only be the temporary result of the Asian financial crisis. The Company views this situation to be more permanent in nature and therefore decided to reduce its U.S. manufacturing capacity accordingly and utilize only its most modern facilities to be competitive. The major elements of the plan include:

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

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been or will be closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March quarter; three plants in North Carolina located in Cramerton (sold April 5, 1999), Mooresville, and Statesville were closed during the June quarter and one plant in Hillsville, Virginia was sold on June 24, 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina will be closed in phases through the March quarter 2000.

         (3) The plan will result in the reduction of approximately 2,900 employees, with severance benefit payments to be paid over periods of up to twelve months from the termination date depending on the employee's length of service (reduction of approximately 2,025 employees as of July 3, 1999).

         The cost of the reorganization was reflected in a restructuring charge, before income taxes, of $65.3 million ($61.3 million applicable to the apparel fabrics business) in the second fiscal quarter ended April 3, 1999. The components of the restructuring charge included the establishment of a $20.1 million reserve for severance benefit payments, write-down of pension assets of $7.4 million for curtailment and settlement losses, write-downs for impairment of $35.6 million related to fixed assets ($2.3 million realized as of July 3, 1999) resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs expected to be paid through September 2001. Assets that are no longer in use have been sold or are held for sale at July 3, 1999, and were written down to their estimated fair values less costs of sale. These assets continue to be included in the Fixed Assets caption on the balance sheet in the amount of $16.3 million. Assets at Bishopville and Oxford remaining in use and considered impaired based on estimated future cash flows were written down by $2.7 million to their estimated fair value of $3.5 million. The impaired assets continue to be depreciated while in use. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) of approximately $33.0 million, before income taxes, will be charged to operations as incurred. Through July 3, 1999, $20.7 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs.

         The only exited activity included in the 1999 restructuring is the Sportswear division which had net sales of $16.4 million and $29.9 million during the first nine months of the 1999 and 1998 fiscal years, respectively, and net operating loss before interest and taxes of $4.6 million and $0.4 million, respectively, for the same periods. Other plant shut-downs were due to excess capacity, discontinuance of selected styles and transfer of production to utilize more modern facilities. The effect of suspending depreciation on all of the assets of the restructuring would be approximately $6.5 million on an annual basis; however, depreciation is continued until assets are taken out of service.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                                  Lease
                                                              Cancellations
                                                  Severance     and Other
                                                  Benefits      Exit Costs
                                                 ----------   -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............     18.6           2.0
         Payments..............................     (5.7)         (0.2)
                                                  ------         -----
         Balance at July 3, 1999...............   $ 12.9         $ 1.8
                                                  ======         =====

         The Company has substantially completed all of the 1997 and 1996 restructuring efforts with the exception of the divestitures of certain machinery and equipment and real estate. The carrying amount of such assets at July 3, 1999, included in the Fixed Assets caption on the balance sheet, is $17.3 million, and the Company does not anticipate any material adjustments to this amount. On August 6, 1999, the Company sold one of the plants from the Knits division for $8.5 million which approximated its carrying value.

         The Company, through its Real Estate and Purchasing Departments, is actively marketing the affected real estate and equipment currently available for sale or to be available upon cessation of operations. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels including other textile companies, the local Chamber of
  Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 to 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.

  Comparison of Three Months ended July 3, 1999 and June 27, 1998.

       Net sales for the third quarter of the 1999 fiscal year were $434.6 million, 15.0% lower than the $511.0 million recorded for the third quarter of the 1998 fiscal year. Net sales of products for apparel markets for the third quarter of the 1999 fiscal year were $229.5 million, 22.9% lower than the $297.7 million recorded in the third quarter of the 1998 fiscal year. Excluding $27.9 million sales reduction due to the exited portion of the Sportswear business and the Burlington Madison Yarn division, a portion of which has been sold and the remainder transferred to a joint venture, net sales of products for apparel markets were 15.0% lower than in the prior year period. This decrease was due to 12.0% lower volume and 3.0% lower prices. Net sales of products for interior furnishings markets for the third quarter of the 1999 fiscal year were $205.1 million, 3.8% lower than the $213.3 million recorded in the third quarter of the 1998 fiscal year. This reduction was due primarily to the absence of Burlington Madison Yarn division sales of $6.2 million in this segment. Total export sales increased 10.0% from the comparable quarter of the prior year and represented 15.6% of net sales for the current period compared to 12.1% of net sales in the prior period.

       Operating income before interest and taxes for the third quarter of the 1999 fiscal year was $18.5 million compared to $54.3 million recorded in the third quarter of the 1998 fiscal year. Amortization of goodwill was $4.4 million and $4.5 million in the third quarter of the 1999 and 1998 fiscal years, respectively. Operating income (loss) before interest and taxes for the apparel products segment for the third quarter of the 1999 fiscal year was $(0.1) million compared to $29.5 million recorded for the third quarter of the 1998 fiscal year. This decrease was primarily due to $10.7 million in lower margins resulting from lower volume and inefficiencies associated with production levels, $6.1 million reduction due to price/mix, the absence of $1.3 million of operating profits of the Burlington Madison Yarn division which was sold or transferred to a joint venture, higher provisions for doubtful accounts of $1.8 million, and $5.9 million of start-up costs related to the Company's new Mexican operations, partially offset by lower raw material costs of $5.0 million. Also, apparel segment results include costs of $8.6 million associated with the apparel restructuring which have been charged to operations, including inventory losses on discontinued styles, relocation of employees and equipment and plant carrying and other costs. Operating income before interest and taxes for the interior furnishings products segment for the third quarter of the 1999 fiscal year was $18.6 million compared to $24.8 million recorded for the third quarter of the 1998 fiscal year. This decrease was due primarily to lower profits of $5.9 million resulting from lower volume and inefficiencies associated with lower production levels, the negative impact of product mix of $1.2 million and provision for doubtful accounts of $1.8 million, partially offset by lower raw material costs of $4.0 million.

       Interest expense for the third quarter of the 1999 fiscal year was $15.1 million, or 3.5% of net sales, compared with $14.7 million, or 2.9% of net sales, in the third quarter of the 1998 fiscal year.

       During the third quarter of the 1999 fiscal year, the Company recorded equity in income of joint ventures of $2.9 million related to its textured yarn joint venture operations with Unifi, Inc., its Mexican joint ventures with Parkdale Mills and International Garment Processors, and its denim fabric joint venture with Mafatlal Industries Limited in India, compared to $1.1 million in the third quarter of the 1998 fiscal year related to its joint venture operation with Unifi, Inc. which commenced on May 30, 1998.

       Other income for the third quarter of the 1999 fiscal year was $2.3 million consisting of a $1.4 million gain on the disposal of assets and interest income of $0.9 million. Other income for the third quarter of the 1998 fiscal year was $0.7 million consisting of interest income.

       Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

  Comparison of Nine Months ended July 3, 1999 and June 27, 1998.

       Net sales for the first nine months of the 1999 fiscal year were $1,245.7 million, 17.5% lower than the $1,510.7 million recorded for the first nine months of the 1998 fiscal year. Net sales of products for apparel markets for the first nine months of the 1999 fiscal year were $651.5 million, 26.7% lower than the $889.1 million recorded in the first nine months of the 1998 fiscal year. Excluding $81.5 million sales reduction due to the exited portion of the Sportswear business and the Burlington Madison Yarn division, which has been sold or transferred to a joint venture, net sales of products for apparel markets were 19.8% lower than in the prior year period. This decrease was due primarily to 16.4% lower volume and 3.4% lower prices and product mix. Net sales of products for interior furnishings markets for the first nine months of the 1999 fiscal year were $594.2 million, 4.4% lower than the $621.6 million recorded in the first nine months of the 1998 fiscal year. This reduction was due primarily to the absence of Burlington Madison Yarn division sales of $18.7 million in this segment, lower volume of $16.6 million, partially offset by higher selling prices of $8.7 million. Total export sales increased 3.4% from the comparable period of the prior year and represented 15.0% of net sales for the current period compared to 12.0% of net sales in the prior period.

       Operating income before provision for restructuring, interest and taxes for the first nine months of the 1999 fiscal year was $42.8 million compared to $145.4 million recorded in the first nine months of the 1998 fiscal year. Amortization of goodwill was $13.4 million and $13.6 million in the first nine months of the 1999 and 1998 fiscal years, respectively. Operating income
  (loss) before interest, taxes and provision for restructuring for the apparel products segment for the first nine months of the 1999 fiscal year was $(5.2) million compared to $86.7 million recorded for the first nine months of the 1998 fiscal year. This decrease was due primarily to $55.9 million lower margins resulting from lower volume and inefficiencies associated with production levels, $11.4 million reduction due to price/mix, the absence of $5.0 million of operating income of the Burlington Madison Yarn division which was sold or transferred to a joint venture, and start-up costs of $15.5 million related to the Company's new Mexican operations, partially offset by lower raw material costs of $15.0 million. Also, apparel segment results include costs of $20.5 million associated with the apparel restructuring which have been charged to operations, including inventory losses on discontinued styles, relocation of employees and equipment and plant carrying and other costs. Operating income before interest and taxes for the interior furnishings products segment for the first nine months of the 1999 fiscal year was $48.0 million compared to $58.7 million recorded for the first nine months of the 1998 fiscal year. This decrease was due primarily to lower volume and inefficiencies associated with lower production levels in the amount of $12.6 million and provisions for doubtful accounts of $1.2 million, partially offset by lower raw material costs of $7.5 million.

       Interest expense for the first nine months of the 1999 fiscal year was $44.1 million, or 3.5% of net sales, compared with $44.3 million, or 2.9% of net sales, in the first nine months of the 1998 fiscal year.

       During the first nine months of the 1999 fiscal year, the Company recorded equity in income of joint ventures of $4.8 million related to its textured yarn joint venture operations with Unifi, Inc., its Mexican joint ventures with Parkdale Mills and International Garment Processors, and its denim fabric joint venture with Mafatlal Industries Limited in India, compared to $0.1 million in the first nine months of the 1998 fiscal year related to the joint ventures with Unifi, Inc. and Mafatlal Industries.

         Other income for the first nine months of the 1999 fiscal year was $6.9 million consisting of $4.3 million in gains on the disposal of assets and interest income of $2.6 million. Other income for the first nine months of the 1998 fiscal year was $2.6 million consisting of interest income of $2.1 million and $0.5 million in gains on disposal of assets.

       Total income tax expense is different from the amounts obtained by applying statutory rates to the income before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

  Liquidity and Capital Resources

      During the first nine months of the 1999 fiscal year, the Company generated $36.0 million of cash from operating activities and $49.0 million from sales of assets, and had net borrowings of long- and short-term debt of $56.8 million. Cash was primarily used for capital expenditures and investment in joint ventures totaling $110.3 million, and $35.3 million for the purchase of treasury shares. At July 3, 1999, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $870.6 million compared with $816.2 million at October 3, 1998 and $792.6 million at June 27, 1998.

      The Company's principal uses of funds during the next several years will be for capital investments (including the funding of acquisitions and participations in joint ventures), repayment and servicing of indebtedness and working capital needs. The Company intends to fund its financial needs principally from net cash provided by operating activities and, to the extent necessary, from funds provided by the credit facilities described in this section. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

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

       The Company has a $750.0 million unsecured revolving credit facility that expires in March, 2001. At August 9, 1999, the Company had approximately
  $445.0 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

         Loans under the bank credit agreement bear interest at either (i) floating rates generally payable quarterly based on an adjusted Eurodollar rate plus 0.275% or (ii) Eurodollar rates or fixed rates that may be offered from time to time by a Lender pursuant to a competitive bid request submitted by the Company, payable up to 360 days. In addition, the Company pays an annual facility fee of 0.15%. The interest rate and the facility fee are based on the Company's implied senior unsecured debt ratings. In the event that both of the Company's debt ratings improve, the interest rate and facility fees would be reduced. Conversely, deterioration in both of the Company's debt ratings would increase the interest rate and facility fees. In June 1999, Moody's lowered the Company's debt rating from Baa3 to Ba1; the Company's debt rating by Standard & Poor's remains at BBB minus.

         The bank credit agreement imposes various limitations on the liquidity of the Company. The agreement requires the Company to maintain minimum interest coverage and maximum leverage ratios and a specified level of net worth. In addition, the Agreement limits dividend payments, stock repurchases, leases, the incurring of additional indebtedness by consolidated subsidiaries, the creation of additional liens and the making of investments in non-U.S. persons, and restricts the Company's ability to enter into certain merger, liquidation or asset sale or purchase transactions.

         On November 23, 1998, the Company established a $105 million credit facility with a group of banks. On that date, $57 million of proceeds from the facility were used to repay loans under the Company's existing bank credit agreement. Additional proceeds from this facility will be used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the $750.0 million bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a new Mexican financing subsidiary of the Company and are guaranteed by the Company. At August 9, 1999, the Company had approximately $21.0 million in unused capacity under this facility.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At August 9, 1999, $171.0 million in borrowings under this facility with original maturities of up to 147 days was outstanding.

      Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

  Commodity Price Risk

         Exposure to changes in commodity prices is managed primarily through the Company's procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at July 3, 1999, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $20.6 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

  Year 2000

         As the turn of the century approaches, much attention has been given to a serious problem that exists in many computers and programs in use today, a problem that arose from the earliest days of computing when systems had very limited memory storage capacities. To save space and data entry time, only the last two digits of a year were used when performing date calculations and, consequently, these systems may not be able to properly recognize dates beginning with the year 2000. Many of these programs are still in use today throughout the world.

         Like most owners of computer software, the Company has modified a significant portion of its computer software to handle the Year 2000 problem. Any date-reliant system is at risk. This includes information technology applications and embedded systems such as heating and ventilation, security, voice and data communications, ordering and supply, manufacturing and distribution, labeling, bar coding, billing and paying. For several years the Company has conducted a company-wide effort to prepare its computer systems and applications to recognize dates later than December 31, 1999 in order to continue to function properly. The Company has substantially completed this portion of its project.

         The Company also is dependent upon the successful efforts of its customers and suppliers of goods, services and essential utilities to modify their software and could be affected by the failure of one or more of these efforts. The Company has communicated with most of its major suppliers and customers and is following up with others. Efforts include the collection and evaluation of voluntary representations made or provided by those parties together with independent research. The goal of all these efforts is to reduce business risk and avoid interruption of service. Although the Company will continue to take reasonable care to gather information about external parties, such information is not always provided voluntarily, is not otherwise available, or may not be reliable.

         Contingency plans and recovery procedures for Year 2000 problems have been initiated dealing with potential problems ranging from systems failure to failure of a utility or a supplier. The Company expects to finalize these contingency plans and procedures during August 1999. Although the Company expects its critical systems to be compliant, there can be no assurances that the Company identifies all susceptible systems and will not be adversely affected by the failure of an external party to adequately address the Year 2000 problem. A most reasonable likely worst case scenario might be loss of electrical power to one or more of the Company's significant manufacturing or information technology systems causing a delay or curtailment in the production and/or distribution of goods, a delay or curtailment in the billing and collection of revenues, an inability to maintain accounting records accurately, and/or an inability to manage its financial resources, potentially causing a material impact on the Company's results of operations and financial position. In case of power failure at the Company's headquarters, which includes the data center, there will be a switch to its diesel power generator systems. A full supply of diesel fuel will be maintained from December 1, 1999 forward. In case of an extended power failure at one or more of the Company's manufacturing facilities, production may be shifted, to the extent capacity is available, to a similar facility in another area not impacted by power interruption.

         The Company recognizes the widespread impact of Year 2000 in its systems and manufacturing facilities and is working toward compliance of all software and office and manufacturing equipment, environmental systems, telecommunications, utilities, safety and monitoring equipment and systems. Total costs for addressing the Year 2000 issue are currently estimated to reach approximately $14.5 million. These costs are expensed as incurred and are being funded with cash from operations. As of July 3, 1999, the Company had spent $13.2 million on the project since its inception. The Company views Year 2000 as a company-wide business issue of the highest priority. The Company is engaged in extensive efforts to provide a continuous, uninterrupted flow of goods and services to customers.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

             a)    Exhibits.

                   4       Rights  Agreement  dated as of  December  3,
                           1997 (amended and restated as of February 4,
                           1999) between  Burlington  Industries,  Inc.
                           and  Wachovia  Bank,  N.A.,  as Rights Agent
                           (Rights   Agent   replaced  by  First  Union
                           National   Bank   as  of   June   7,   1999)
                           (incorporated  by reference from Exhibit 4.1
                           to   Form   8-A/A   filed   by    Burlington
                           Industries, Inc. on April 5, 1999).
                  10       Director Stock Plan.
                  27       Financial Data Schedule.

             b) Reports on Form 8-K.

                            The  Company  filed a report on Form 8-K on April 5,
                1999. The Item reported was "Item 5. Other Events".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
Date:  August 17, 1999                     Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer