Form 10-K
period 1999-10-02
BURLINGTON INDUSTRIES INC /DE/
filed 1999-12-15
CIK 870213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 2, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 6, 1999, the aggregate market value of Registrant's voting stock held of record by nonaffiliates of Registrant was approximately $185,275,232 (based upon the closing composite price on the New York Stock Exchange on that date), excluding Treasury shares and, without acknowledging affiliate status, 513,195 shares held beneficially by Directors and executive officers as a group.

As of December 6, 1999, there were outstanding 51,623,604 shares of Registrant's Common Stock, par value $.01 per share, and 454,301 shares of Registrant's Nonvoting Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

Portions of Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV hereof.

Portions of Registrant's Proxy Statement dated December 15, 1999 in connection with its Annual Meeting of Stockholders to be held on February 3, 2000 are incorporated by reference into Part III hereof.

                                     PART I
Item 1.  Business

General

      The Corporation is one of the world's largest and most diversified manufacturers of softgoods for apparel and interior furnishings. It is a leading developer, marketer and manufacturer of fabrics and other textile products used in a wide variety of apparel and interior furnishings end uses. The Corporation is organized in three industry segments: PerformanceWear, CasualWear and Interior Furnishings. References herein to the "Corporation" mean Burlington Industries, Inc. ("Burlington") and its subsidiaries, and, where relevant, its participation in joint venture companies.

         During the 1999 fiscal year, the Corporation announced and implemented a comprehensive reorganization plan primarily related to its apparel fabrics businesses. The principal components of the plan included the combination of its apparel fabrics related businesses into two units (Burlington PerformanceWear and Burlington CasualWear) and the reduction of its U.S. apparel fabrics capacity by approximately 25% by closing plants and streamlining production within remaining facilities. See Management's Discussion and Analysis of Results of Operations and Financial Condition - "1999 Restructuring Plan", and Note B of the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report to Shareholders. In Mexico, the Corporation commenced operations in two new state-of-the-art apparel fabric manufacturing facilities, brought to full capacity a joint venture cotton yarn manufacturing facility and expanded significantly its garment manufacturing capacity through the acquisition of a denim jeans facility and the start-up of a men's slacks facility. Construction of a joint venture denim jeans finishing facility in Mexico was also completed, providing the Corporation with the integrated capacity of converting raw cotton into shelf-ready, customer-labeled jeans, all in Mexico.

      As of October 2, 1999, the Corporation operated 23 U.S. manufacturing plants in six states and five manufacturing plants and two garment assembly plants in Mexico. It also held a 50% interest in three joint ventures: one in India with one manufacturing plant and two in Mexico, each with one manufacturing plant, and held a minority interest in a U.S. yarn manufacturing venture. At October 2, 1999, the Corporation employed approximately 18,500 persons, not counting joint venture employees.

Products for Apparel Markets

Burlington PerformanceWear
--------------------------

The Corporation is a leading manufacturer of woven worsted and worsted blend fabrics, as well as woven synthetic fabrics made with 100% polyester, 100% nylon and polyester or nylon blended with wool, rayon, lycra or other fibers, supplied to manufacturers of a wide variety of apparel, activewear and barrier products. Burlington PerformanceWear is organized to service the needs of eight distinct customer groups:

o Collections: An array of fabrics targeted at the fashion, comfort and performance apparel needs of the "better" women's market.

o Menswear - Clothing: Fabrics of worsted wool, synthetics and blends designed for the increasingly diverse needs in men's jackets, suits and formal wear.

o Menswear - Trousers: Fabrics across the fiber spectrum for use in men's slacks and shorts, from business to casual application.

o Womens Wear: A breadth of fabric styles for a wide variety of end-uses in the "moderate" women's market.

o Raeford(R): An extensive product line, from tailored fabrics to performance fabrics, for uniform and career apparel.

o      ActiveWear:   High-tech,   performance  fabrics  with  waterproof,  water
       repellent, breathable and moisture management characteristics used by makers of outerwear and high performance sportswear and activewear.

o Shirtings: Yarn dyed woven cotton shirting fabrics, delivered in fabric form or the finished shirt, tailored to customer specifications.

o Barrier Products: Performance fabrics for the reusable health care market and contamination control environments. Lightweight, reusable, protective barrier fabrics under the Maxima(R) brand name are marketed to makers of, among other things, clothing worn by hospital personnel and by industrial workers who are required to work in clean and static-free environments.

      As part of its strategy to focus more resources on the finished product end of the softgoods pipeline, the Corporation disposed of the assets of its Burlington Madison Yarn division in 1998 - 1999. The division was a major supplier of textured and spun synthetic yarns. On May 30, 1998, the division's textured polyester yarn manufacturing assets, along with the textured polyester yarn assets of Unifi, Inc., were transferred into a newly-formed company. The Corporation holds a minority interest in the venture, which is managed by Unifi. In November 1998, the remaining assets of the division were sold to Carolina Mills. The Corporation entered into long-term yarn supply agreements with each of these entities.

Burlington CasualWear
---------------------

The Corporation is a leading manufacturer of denim fabrics, focusing on fashion, value-added, specialty products. It produces a diversified product line that services the major brands with innovative and engineered products for denim customization. From plants in the United States, Mexico and India, it is a major supplier to all segments of the branded, designer and private label business. The India denim plant is a 50/50 joint venture with Mafatlal Industries Limited, and the Mexico cotton yarn plant is a 50/50 joint venture with Parkdale Mills Incorporated.

      Each of the apparel fabric businesses also offers customers the option of purchasing fabrics in the form of customer-specified garments. During 1998, the Corporation commenced a multi-year effort to expand its direct garment-making capabilities through the construction or acquisition in Mexico of wholly-owned facilities and through the purchase of sewing services from contractors or joint ventures. To date, the Corporation has acquired a jeans sewing plant and started up operations in a slacks sewing facility. It also has entered into a 50/50 joint venture ownership arrangement with International Garment Processors, a leader in denim jeans processing. The venture commenced operation in late 1999 in a new facility in the State of Chihuahua, Mexico. When coupled with its yarn and fabric facilities in Mexico, the Corporation is able to convert raw materials to shelf-ready denim, worsted and worsted wool blend, and woven yarn-dyed cotton garments totally within Mexico.

Products for Interior Furnishings Markets
-----------------------------------------

      Fabrics and related products. The Corporation is a leading manufacturer of ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, mattress ticking, upholstery fabrics, and decorative fabrics for use by makers of products for the home, office, hospitality and healthcare.

The product lines consist of:

o ready-made and made-to-measure draperies, coordinating bedroom ensembles and table linens sold under the Burlington House(R) name to department and specialty stores, under the American Lifestyle(TM) name to discount stores and on a private label basis to several major retailers;

o woven jacquard mattress ticking (primarily damasks) sold to all major domestic manufacturers of mattresses for both the residential and institutional markets;

o woven jacquard and textured fabrics for residential upholstered furniture which are marketed to a broad range of furniture manufacturers; and

o woven jacquard and other decorative fabrics and flame resistant fabrics used by manufacturers of home, office, hospitality and healthcare products (bedding, window coverings, draperies, panel fabric and upholstery fabric).

      Floor Accents. The Corporation is a leading producer in the United States of tufted area and bath rugs for home use, sold primarily under the Burlington House(R) name to department and specialty stores and the American Lifestyle(TM) name to discount stores. It is a leading producer of printed accent rugs and welcome mats sold under the Bacova(R) name. It markets these products, in addition to fully coordinated bath ensembles, to diverse market segments that include the leading U.S. department stores, mail order catalogs, mass merchants, specialty stores and international customers.

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

      The Corporation developed and patented a yarn dyeing process that permits the production of carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor(R) name in the commercial market, represent a major portion of current carpet sales. The Corporation also has developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond(R), which enhances the carpet's durability.

      The Corporation's yarn dyeing capability facilitates the offering of carpeting in a wide range of colors. Through its Colorfax(R) program, the Corporation offers customers the ability to order sample yardage manufactured to their exact color specifications. Such samples are generally deliverable within 72 hours after receipt of the specifications.

Financial Information Concerning Industry Segments

      Reference is made to Note O to the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning industry segments for the Corporation's 1999, 1998 and 1997 fiscal years.

Exports

      The Corporation's exports were 14.3% of revenues in fiscal year 1999, with export sales of $236 million; of these sales, $122 million were to Mexico and Canada. The Corporation's export sales were $237 million in fiscal year 1998 and $239 million in fiscal year 1997.

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

Manufacturing

      The Corporation is a vertically integrated manufacturer in many of its product areas. Generally, raw fibers are purchased and spun into yarn, or filament yarns are purchased and processed. Yarns, whether produced by the Corporation or purchased, are dyed in some cases, and then are woven, or tufted into fabric or carpet. Fabric is then sold either as greige (unfinished) goods or in dyed and finished form, or further processed into finished home furnishing or apparel products. Residential and commercial interior furnishings products are further processed and packaged for sale to retailers.

      "Just-in-time" manufacturing techniques, which reduce in-process inventories, floor space requirements and the time required to process a particular order, are used in most facilities. Programs to link customers and suppliers of the Corporation by means of electronic data transmission are also in place in all businesses. These programs improve efficiency and reduce lead times by improving communication, planning and processing times at the various stages of production. They also assist the Corporation in working effectively with manufacturers to coordinate their operations with the demands of retailers and, as such, are an important part of the domestic textile industry's "Quick Response" program designed to improve its competitive position vis-a-vis imports.

Year 2000

      Considerable attention has been focused upon potential disruptions that could result from certain computer programs' inability to recognize the year 2000. See "Year 2000" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1999 Annual Report to Shareholders for information concerning the impact of this issue on the Corporation and its efforts to address it.

Raw Materials

      The Corporation uses many types of fiber, both natural (principally wool and cotton) as well as manufactured (polyester, nylon, polypropylene, acrylic, rayon, Tencel(R) and acetate), in the manufacture of its textile products. Total raw material costs were 30.4% of net sales in the 1999 fiscal year, 31.1% of net sales in the 1998 fiscal year and 33.4% of net sales in the 1997 fiscal year. The Corporation believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs, relative currency values, and prices of underlying raw materials such as petroleum.

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

      Basic research and development responsibility is located in each product area and focused on specific process and product development needs. Total expenditures for research, product development, productivity enhancements, enhanced styling and market samples aggregated $50.9 million in the 1999 fiscal year, $58.9 million in the 1998 fiscal year and $57.3 million in the 1997 fiscal year. Included in these amounts are research and development expenditures which totaled $12.1 million in the 1999 fiscal year ($8.1 million in the PerformanceWear segment, $0.2 million in the CasualWear segment and $3.8 million in the Interior Furnishings segment), compared with $14.9 million and $11.8 million in the 1998 and 1997 fiscal years, respectively.

      In November 1999, the Corporation increased its ownership interest to 51% in AvantGarb, LLC, a California start-up company developing novel chemistry for fabric applications. The Corporation believes that the application of AvantGarb's research to the next generation of textile products is potentially very promising but remains highly experimental at this point.

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

      From time to time, the Corporation's product development efforts have resulted in new processes or products, some of which have been patented.
Examples of Burlington-developed technology include the Xalt(TM) family of composite, laminate fabrics used in activewear and Duracolor(R) carpets, manufactured using stain-resistant technology with respect to which the Corporation has obtained patents. Because the Corporation's business is not dependent to any significant degree upon patents and licenses (with the possible exception of the patented stain resistant carpet technology in the case of the interior furnishings segment), the loss of any patents or licenses now held by the Corporation would not have a material adverse effect upon its business or results of operations.

      The Corporation derives licensing income (approximately $2.9 million in the 1999 fiscal year) from licenses of the Corporation's technology and from licenses of the Burlington(R) name, principally to manufacturers of socks and hosiery products in the United States and Europe.

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

      Under the North American Free Trade Agreement ("NAFTA") with Mexico and Canada, there are no textile/apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. There are provisions in NAFTA that give Mexican apparel makers incentives to use fabric made in the United States. Because the Corporation is a major U.S. apparel fabrics manufacturer and a resident, diversified textile manufacturer in Mexico, the Corporation believes that NAFTA is advantageous to the Corporation. In addition, the U.S. "807" tariff program benefits U.S. textile producers whose cut fabrics are incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged on only the value added in assembling the garments.

      The impact of the economic factors and legislative/treaty provisions described above are apparent in the rapid growth of U.S. apparel imports from the Caribbean Basin, Canada and Mexico. Apparel imports from the Caribbean Basin and Mexico have grown from 6.5% of total apparel imports in 1984 to 39.2% in 1999, surpassing imports from the Far East. Mexico has now become the largest exporter of apparel to the U.S., surpassing China.

      Also of significance to domestic textile and apparel companies is the ultimate impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") established under GATT in January 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO will oversee the phaseout of textile and apparel quotas over a ten-year period through 2004. In addition, tariffs on textile/apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile/apparel trade would revert to regular GATT rules that would prohibit quotas and most other non-tariff barriers. The Clinton Administration is also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade, although "fast track" authority to negotiate new agreements was denied by Congress. The Administration recently announced an agreement with China (which is subject to Congressional approval) to facilitate its admission to the WTO and access to the more liberal trade regime currently being phased in.

      During 1999, legislation was introduced, but failed to pass by the 1999 adjournment date, relating to trade between the U.S. and Sub-Saharan African nations, trade between the U.S. and the Caribbean Basin countries, and reduction of U.S. wool fabric tariffs. If enacted, versions of these bills could have a negative impact on the Corporation. The bills in various forms are likely to continue to be considered in 2000, and the Corporation cannot predict the ultimate impact, if any, on it of legislation and regulation which could emerge from Congress.

      Over the years, the Corporation has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration. Capital expenditures and systems improvements have centered on strengthening value-added product strategies and on increasing productivity, lowering costs and improving quality. The Corporation also has introduced manufacturing techniques such as "just-in-time" and "Quick Response" and created electronic data links with customers and suppliers, thereby shortening lead times and improving service. The Corporation also is investing in apparel fabric and garment manufacturing and processing facilities in Mexico and India in response to the forces affecting global textile and apparel trade which have been described above.

      The long-run success of the Corporation will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as NAFTA and the GATT/WTO changes, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S.
Government, the value of the United States dollar in relation to other currencies and world economic developments generally. The Corporation's success also will be affected by the ability of certain of the Corporation's apparel fabrics customers to remain competitive, the success of the Corporation's global diversification, modernization and cost-reduction efforts and, most importantly, the ongoing ability of the Corporation to produce innovative, quality products to satisfy specific customer needs at competitive costs.

Employees

      The number of persons employed by the Corporation in both its domestic and foreign operations, excluding joint ventures, as of October 2, 1999, was approximately 18,500. The Corporation's workforce in the United States is not represented by labor unions. All wage employees in the Corporation's Mexican operations (approximately 2,900 persons) are represented by labor unions.

Customers

      The Corporation primarily markets its products to approximately 8,700 customers in the United States. The Corporation also markets its products to customers in Canada, Mexico, Central and South America, Europe, Africa, Australia and Asian countries. For the 1999 fiscal year, no single customer represented more than 10% of the Corporation's net sales, and the Corporation's 10 largest customers accounted for approximately 26% of net sales.

Backlog

      The Corporation's business generally is characterized by very short forward order positions. The backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Corporation, was approximately 14.4% of annual net sales at the end of the 1999 fiscal year, compared with approximately 13.6% of annual net sales at the end of the 1998 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 1999 fiscal year for the PerformanceWear segment was 20.6% of annual net sales of the segment, for the CasualWear segment was 19.7% of annual net sales of the segment, and for the Interior Furnishings segment was 8.1% of annual net sales of the segment.

Governmental Regulation

      The Corporation is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act, the Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. The Corporation is presently engaged in a number of environmental remediation plans and has reported dispositions of waste that could result in future remediation obligations. The Corporation cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of "Legal and
Environmental Contingencies" under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 2.  Properties

      As of October 2, 1999, the Corporation operated 23 manufacturing plants in the United States, of which 12 were located in North Carolina, six in Virginia, two in Arkansas and one each in Mississippi, South Carolina and Tennessee. All but two of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 10.3 million square feet. The Corporation's international operations include five textile manufacturing plants, two garment assembly plants, a joint venture yarn plant and a joint venture garment processing plant, all in Mexico, and a joint venture fabric plant in India.

      Of the Corporation's manufacturing plants (including the two garment assembly plants), 13 are used principally in the PerformanceWear segment, four are used in the CasualWear segment, and 13 are used in the Interior Furnishings segment. In addition, the Corporation has eight manufacturing plants not currently in operation. The Corporation's U.S. plants generally operate on a three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Corporation considers its plants and equipment to be in excellent condition.

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

Item 4.       Submission of Matters to a Vote of Security Holders

      At the Corporation's 1999 Annual Meeting of Stockholders on February 4, 1999, the stockholders voted to elect George W. Henderson, III, David I. Margolis and W. Barger Tygart as Directors for a three-year term; to approve Burlington's 1998 Equity Incentive Plan to provide long-term equity incentives to officers and key employees of the Corporation; and to select Ernst & Young LLP as independent public accountants for the 1999 fiscal year. The votes received for each such matter were as follows:

                                            Against or                Broker
          Matter                  For        Withheld    Abstain     Non-Votes

Mr. Henderson                 47,759,794       139,039         0         N/A

Mr. Margolis                  47,766,124       132,709         0         N/A

Mr. Tygart                    47,765,932       132,901         0         N/A

1998 Equity Incentive Plan    46,475,166     1,342,930    80,737          0

Ernst & Young LLP             47,786,254        57,212    55,366         N/A


Executive Officers of the Corporation

      The Corporation's executive officers are listed below.

                     Name           Age                  Position

      George W. Henderson, III     51      Director, Chairman of the Board and
                                           Chief Executive Officer

      Abraham B. Stenberg          64      Director and Vice Chairman

      John D. Englar               52      Director, Senior Vice President,
                                           Corporate Development and Law

      Charles E. Peters, Jr.       47      Senior Vice President and Chief
                                           Financial Officer

      John P. Ganley               45      President, Burlington House Division

      Lawrence F. Himes            52      President, Burlington PerformanceWear
                                           Division

      Bernard J. Leonard           60      President, Burlington CasualWear
                                           Division

      James R. McCallum            44      President, Lees Carpet Division

      Judith J. Altman             41      Vice President and Chief
                                           Information Officer

      James M. Guin                56      Vice President, Human Resources
                                           and Public Relations

      George C. Waldrep, Jr.       60      Group Vice President

      Robert A. Wicker             55      Vice President and General Counsel

      Carl J. Hawk                 58      Controller

      Alice Washington Grogan      43      Corporate Secretary and
                                           Associate General Counsel

      Mr. Henderson has been Chairman of the Board of the Corporation since February 1998, and Chief Executive Officer since 1995. Prior thereto, he was President and Chief Operating Officer of the Corporation (from 1993).

      Mr. Stenberg has been Vice Chairman of the Corporation since November 1997. Prior thereto, he was an Executive Vice President of the Corporation (from
1993) and Chief Operating Officer of the Burlington Interior Furnishings Group (from 1995).

      Mr. Englar has been Senior Vice President, Corporate Development and Law of the Corporation since 1995. Prior thereto, he was Senior Vice President, Finance and Law (from 1993) and Chief Financial Officer of the Corporation (from
1994).

      Mr. Peters has been Senior Vice President and Chief Financial Officer of the Corporation since 1995. He was Senior Vice President-Finance of Boston Edison Company from 1991 until joining Burlington.

      Mr. Ganley has been President of the Burlington House Division since 1997. Prior thereto, he was President of the Burlington House Floor Accents Division (1996 - 1997) and President of the Lees Carpets Division of the Corporation (1994 - 1997).

      Mr. Himes has been President of the Burlington PerformanceWear Division and its predecessor, the Burlington Menswear Division, since 1998. Prior thereto, he was President and a Director of Precision Fabrics Group, Inc. (from
1988).

      Mr. Leonard has been President of the Burlington CasualWear Division and its predecessor, the Burlington Global Denim Division, since 1989.

      Mr. McCallum was named President of the Lees Carpets Division of the Corporation in June 1999. Prior thereto, he was Executive Vice President, Sales and Marketing (1997 - 1999), and Vice President, Operations (1994 - 1997), of the Lees Carpets Division.

      Ms. Altman has been Vice President and Chief Information Officer of the Corporation since September 1998. Prior thereto, she was Senior Director of Information Systems with Polo/Ralph Lauren (from 1995) and Vice President of New Product Development of CMS, Inc. (from 1994 to 1995).

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

      Mr. Hawk was elected Controller of Burlington in November 1999. Prior thereto, he was Director of Accounting of the Corporation (from 1990).

      Ms. Grogan has been Corporate Secretary and Associate General Counsel of the Corporation since October 1998. Prior thereto, she was Corporate Secretary (from 1992) and Counsel (from 1989) of Wachovia Corporation.

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


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

      Reference is made to Note S to the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the composite high and low sales prices for the Corporation's Common Stock for each fiscal quarter of fiscal years 1999 and 1998. The Corporation's common stock is traded on the New York Stock Exchange.

      As of November 10, 1999, there were approximately 1,695 holders of record of the Corporation's common stock and one holder of record of the Corporation's nonvoting common stock.

      The Corporation has not paid any cash dividends on its common stock during fiscal years 1999 and 1998. The Corporation's bank credit agreements place annual limitations on the payment of cash dividends on the Corporation's common stock and on stock repurchases. Under such agreements, the Corporation may not pay dividends or repurchase stock in an aggregate amount in any fiscal year, on a cumulative basis since the beginning of such fiscal year through such time, in an amount exceeding 50% of Consolidated Net Income (as defined in such bank credit agreements) for the preceding fiscal year; however, in addition, the Corporation may repurchase stock in an aggregate amount not to exceed $200 million during the term of such agreements.

Item 6.          Selected Financial Data

      The information required by this Item is set forth in the table entitled "Statistical Review" in the Corporation's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item is set forth under the subheading "Risk Management" on page 15 in the Corporation's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

     The financial statements, including the Report of the Corporation's Independent Auditors, required by this Item are incorporated herein by reference to the Corporation's 1999 Annual Report to Shareholders. See Item 14 for a list of those financial statements and the pages of the Corporation's 1999 Annual Report to Shareholders from which they are incorporated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

     The information required by this Item is set forth under the captions "Information about Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated December 15, 1999 and is incorporated herein by reference.

     Information with respect to the Corporation's executive officers is included in Part I of this Report.

Item 11.      Executive Compensation

        The information required by this Item is set forth under the captions "Compensation of Directors"; "Report of the Compensation and Benefits Committee on Executive Compensation"; "Executive Compensation"; and "Stock Performance Graph" in the Corporation's Proxy Statement dated December 15, 1999 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       The  information  required  by this Item is set forth  under the  caption
"Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement dated December 15, 1999 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              None.



                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)     1.     Financial Statements

              The information contained in the Corporation's 1999 Annual Report to Shareholders under the captions and on the pages indicated below is incorporated herein by reference:

                     Report of Ernst & Young LLP, Independent Auditors (page 38)

                     Consolidated Statements of Operations - for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997 (page 18)

                     Consolidated Balance Sheets - as of October 2, 1999 and October 3, 1998 (page 19)

                     Consolidated Statements of Shareholders' Equity - for the fiscal years ended September 27, 1997, October 3, 1998 and October 2, 1999 (page 20)

                     Consolidated Statements of Cash Flows - for the fiscal years ended October 2, 1999, October 3, 1998, and September 27, 1997 (page 21)

                     Notes to Consolidated Financial Statements (pages 22 to 36)

              2.     Financial Statement Schedules

              The financial statement schedule listed under Item 8 is filed as a part of this Report.

              3.     Exhibits

              The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

      (b) The Corporation did not file any reports on Form 8-K for the last quarter of fiscal year 1999.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BURLINGTON INDUSTRIES, INC.

Date:  December 15, 1999
                                         By /s/ George W. Henderson, III
                                            ---------------------------------
                                                George W. Henderson, III
                                                Chairman of the Board
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

           Signature                      Title                      Date

/s/ George W. Henderson, III    Director, Chairman of the      December 15, 1999
----------------------------     Board and Chief Executive
    George W. Henderson, III     Officer
                                (Principal Executive Officer)

/s/ Charles E. Peters, Jr.      Senior Vice President and      December 15, 1999
----------------------------     Chief Financial Officer
    Charles E. Peters, Jr.      (Principal Financial Officer)


/s/ Carl J. Hawk                Controller                     December 15, 1999
----------------------------    (Principal Accounting Officer)
    Carl J. Hawk

/s/ Jerald A. Blumberg          Director                       December 15, 1999
----------------------------
    Jerald A. Blumberg

/s/ John D. Englar              Director                       December 15, 1999
----------------------------
    John D. Englar

/s/ David I. Margolis           Director                       December 15, 1999
----------------------------
    David I. Margolis

/s/ John G. Medlin, Jr.         Director                       December 15, 1999
----------------------------
    John G. Medlin, Jr.

/s/ Nelson Schwab III           Director                       December 15, 1999
----------------------------
    Nelson Schwab III

/s/ Abraham B. Stenberg         Director                       December 15, 1999
----------------------------
    Abraham B. Stenberg

/s/ Theresa M. Stone            Director                       December 15, 1999
----------------------------
    Theresa M. Stone

/s/ W. Barger Tygart            Director                       December 15, 1999
----------------------------
    W. Barger Tygart

                                Index to Exhibits
                                 (Item 14(a)(3))

  Exhibit
    No.                    Description

    3.1 Restated Certificate of Incorporation of the Corporation (incorporated by reference from the Corporation's Registration Statement on Form 8-B, filed on June 3, 1994).

    3.2 Bylaws of the Corporation (incorporated by reference from the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997).

    4.1 Credit Agreement dated as of September 30, 1988, as amended and restated as of November 8, 1995, among the Corporation, the Lenders listed therein, Chemical Bank, Bank of America, N.A., The Bank of Nova Scotia ("Scotiabank"), Chase Bank, First Union National Bank ("First Union"), NationsBank, N.A. and Wachovia Bank, N.A. ("Wachovia"), as Managing Agents, Chase Bank (as successor to Chemical Bank), as Administrative Agent, and Scotiabank, as Fronting Bank (incorporated by reference from the Corporation's Special Report on Form 8-K dated November 9, 1995).

    4.2 Form of Rights Agreement dated as of December 3, 1997 (amended and restated as of February 4, 1999), between the Corporation and First Union (as successor to Wachovia), as Rights Agent (incorporated by reference from Exhibit 4.1 to the Corporation's Registration Statement on Form 8-A/A filed on April 5, 1999).

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

   10.1           Indenture of Lease dated February 26, 1969, between Blanche S.
                  Benjamin and Edward B. Benjamin, and a predecessor to the Corporation, including the amendment thereto (incorporated by reference from Burlington Holdings Inc.'s ("Burlington Holdings") Registration Statement on Form S-1, File No. 33-16437, filed on August 12, 1987).

   10.2 1994 Deferred Compensation Plan (incorporated by reference from the Annual Report on Form 10-K for Burlington Industries Equity Inc. ("Burlington Equity") for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

   10.3 Form of Stock Purchase Agreement dated as of March 19, 1992, between Burlington Equity and The Equitable Life Assurance Society of the United States and its affiliates (incorporated by reference from Amendment No. 6 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 19, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.4 Description of Supplemental Pre-Retirement and Post-Retirement Benefits Plan, as amended, and form of participant agreement (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 2,
                  1993). (Management contract or compensatory plan, contract or arrangement.)

   10.5 Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended October 1, 1994). (Management contract or compensatory plan, contract or arrangement.)

   10.6 Burlington Industries Capital Inc. ("Capital") Equity Incentive Plan (amending the Burlington Holdings Equity
                  Incentive Plan) (incorporated by reference from the Annual Report on Form 10-K for Capital for the fiscal year ended September 30, 1989). (Management contract or compensatory plan, contract or arrangement.)

   10.7 Burlington Equity Amended and Restated Equity Incentive Plan (the "1990 Incentive Plan") dated as of January 16, 1992 (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 2,
                  1993). (Management contract or compensation plan, contract or arrangement.)

   10.8(a) Burlington Equity 1992 Equity Incentive Plan ("1992 Incentive Plan") (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.8(b) Amendments to the 1992 Incentive Plan, effective as of July 22, 1992 (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.8(c) Forms of agreements under 1992 Incentive Plan (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

   10.8(d) Forms of amendments to agreements under 1992 Incentive Plan, effective as of July 28, 1993 (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

   10.9(a) 1995 Equity Incentive Plan ("1995 Incentive Plan") (incorporated by reference from Exhibit A to the Corporation's Proxy Statement dated December 18, 1995). (Management contract or compensatory plan, contract or arrangement.)

   10.9(b) Amendment to 1995 Incentive Plan, effective as of November 1, 1995 (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended September 28, 1996).
                  (Management contract or compensatory plan, contract or arrangement).

   10.9(c) Form of agreement under 1995 Incentive Plan (incorporated by reference from the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

   10.9(d) Form of agreement under 1995 Incentive Plan. (Management contract or compensatory plan, contract or arrangement.)

   10.10 Agreement dated as of January 1, 1998, between the Corporation and George W. Henderson, III, incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. (Management contract or compensatory plan, contract or arrangement.)

   10.11 Agreement dated as of January 1, 1998, between the Corporation and Abraham B. Stenberg, incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. (Management contract or compensatory plan, contract or arrangement.)

   10.12 Agreement dated as of January 1, 1998, between the Corporation and John D. Englar, incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. (Management contract or compensatory plan, contract or arrangement.)

   10.13 Agreement dated as of January 1, 1998, between the Corporation and Charles E. Peters, Jr., incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. (Management contract or compensatory plan, contract or arrangement.)

   10.14 Agreement dated as of January 1, 1998, between the Corporation and John P. Ganley. (Management contract or compensatory plan, contract or arrangement.)

   10.15(a) 1998 Equity Incentive Plan (incorporated by reference from the Corporation's Proxy Statement dated December 18, 1998). (Management contract or compensatory plan, contract or arrangement)

   10.15(b)       Forms  of  agreements   under  1998  Equity   Incentive  Plan.
                  (Management   contract  or  compensatory  plan,   contract  or
                  arrangement.)

   10.16 Director Stock Plan (incorporated by reference from the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999). (Management contract or compensatory plan, contract or arrangement.)

   10.17(a) Stockholder Agreement ("Stockholder Agreement") dated as of October 23, 1990, among Burlington Equity and the other parties listed on the signature pages thereof (incorporated by reference from the Annual Report on Form 10-K for Burlington Industries Capital Inc. for the fiscal year ended September 29, 1990).

   10.17(b) Amendment dated January 17, 1992, to the Stockholder Agreement (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992).

   10.17(c) Letter agreement dated October 25, 1993, with respect to the Stockholder Agreement (incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

   10.18 Amended and Restated Receivables Purchase Agreement dated as of December 10, 1997, among B.I. Funding, Inc. ("BIF"), the Corporation, B.I. Transportation, Inc. ("BIT"), Burlington Apparel Services Company ("BASC"), Burlington International Services Company ("BISC"), Burlington Fabrics Inc. ("Fabrics") and The Bacova Guild, Ltd. ("Bacova")(incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

   10.19 Amended and Restated Facility Agreement dated as of December 10, 1997, among BIF, the Corporation, as Servicer, and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

   10.20 Loan Agreement dated as of December 10, 1997, among BIF, certain financial institutions as Liquidity Lenders, Blue Ridge Asset Funding Corporation, as Conduit Lender, and Wachovia, as Agent for the Lenders (incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

   10.21 Security Agreement dated as of December 10, 1997, among BIF and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

   10.22 Amended and Restated Subordination Agreement, Consent and Acknowledgment, dated as of December 10, 1997, among BIF, the Corporation, BIT, BASC, BISC, Fabrics, Bacova and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

   12             Computation of Ratio of Earnings to Fixed Charges.

   13             Portions  of  the   Corporation's   1999   Annual   Report  to
                  Shareholders expressly incorporated by reference.

   21             List of subsidiaries of the Corporation.

   23             Consent of Ernst & Young LLP.

   27             Financial Data Schedule.

                                                                     Schedule II

               BURLINGTON INDUSTRIES INC. AND SUBSIDIARY COMPANIES

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)

                                     Additions
                                      Charged
                                     (Credited)
                         Balance at   to Costs  Charged                Balance
                          Beginning     and     to Other               at Close
     Description          of Period   Expenses  Accounts  Deductions  of Period
----------------------   ----------  ---------  --------  ----------  ---------


Fiscal year ended October 2, 1999
---------------------------------
 Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 3,629     $ 5,482      $ -      $ 5,353 (2) $ 3,771
                                                                (13)(3)
   Discounts............      788          95 (1)    -            -         883
   Returns and
    allowances..........   16,447      (2,843)(1)    -            -      13,604
                          -------     -------      ---      -------     -------
                          $20,864     $ 2,734      $ -      $ 5,340     $18,258
                          =======     =======      ===      =======     =======


Fiscal year ended October 3, 1998
---------------------------------
 Deducted from customer
  accounts receivable:
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
                          =======    =======      ====      =======     =======


Fiscal year ended September 27, 1997
------------------------------------
 Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 6,154    $ 3,478      $  -      $ 4,184 (2)  $5,439
                                                                  9 (3)
   Discounts............      909         12  (1)    -            -         921
   Returns and
    allowances..........   14,403        (75) (1)    -            -      14,328
                          -------    -------      ----      -------     -------
                          $21,466    $ 3,415      $  -      $ 4,193     $20,688
                          =======    =======      ====      =======     =======


(1) Represents net increase (decrease) in required reserves.
(2) Uncollectible accounts receivable written off, net of recoveries.
(3) Represents changes in reserves due to foreign exchange fluctuation.