Form 10-Q
period 2000-01-01
BURLINGTON INDUSTRIES INC /DE/
filed 2000-02-14
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended         January 1, 2000
                                 ----------------------------

  Commission file number    1-10984
                         ------------


                           BURLINGTON INDUSTRIES, INC.
                   -------------------------------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of February 7, 2000 there were outstanding 51,623,604 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                      Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)


                                                  Three         Three
                                                  months        months
                                                  ended         ended
                                                 January 1,   January 2,
                                                   2000          1999
                                                 ---------    ----------
Net sales                                     $   371,048   $   407,182
Cost of sales                                     327,337       342,362
                                                 ---------    ----------
Gross profit                                       43,711        64,820
Selling, general and administrative
  expenses                                         32,708        36,761
Provision for doubtful accounts                       269           989
Amortization of goodwill                            4,449         4,462
                                                 ---------    ----------
Operating income before
  interest and taxes                                6,285        22,608

Interest expense                                   15,627        14,314
Equity in income of joint ventures                 (1,799)       (2,276)
Other expense (income) - net                       (6,742)       (3,589)
                                                 ---------    ----------
Income (loss) before income taxes                    (801)       14,159

Income tax expense (benefit):
  Current                                           5,641         5,762
  Deferred                                         (1,122)          428
                                                 ---------    ----------
    Total income tax expense                        4,519         6,190

                                                 ---------    ----------
Net income (loss)                             $    (5,320)  $     7,969
                                                 =========    ==========


Basic and diluted earnings (loss) per share   $     (0.10)  $      0.14


See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     January 1,     October 2,
                                                        2000           1999
                                                     ----------     ---------
ASSETS
Current assets:
Cash and cash equivalents                          $    16,022   $    17,402
Short-term investments                                  16,401        18,307
Customer accounts receivable after deductions
  of $17,177 and $18,258 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                    225,722       251,781
Sundry notes and accounts receivable                    24,624        23,444
Inventories                                            322,258       317,554
Prepaid expenses                                         5,608         5,371
                                                     ----------     ---------
    Total current assets                               610,635       633,859
Fixed assets, at cost:
Land and land improvements                              31,825        31,807
Buildings                                              421,773       419,569
Machinery, fixtures and equipment                      656,183       644,765
                                                     ----------     ---------
                                                     1,109,781     1,096,141
Less accumulated depreciation and amortization         463,434       454,909
                                                     ----------     ---------
    Fixed assets - net                                 646,347       641,232
Other assets:
Investments and receivables                             67,820        68,103
Intangibles and deferred charges                        43,252        40,452
Excess of purchase cost over net assets acquired       489,638       492,629
                                                     ----------     ---------
    Total other assets                                 600,710       601,184
                                                     ----------     ---------
                                                   $ 1,857,692   $ 1,876,275
                                                     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt due currently                       $       470   $       470
Accounts payable - trade                                57,654        80,176
Sundry payables and accrued expenses                    67,223        79,612
Income taxes payable                                     4,824         1,166
Deferred income taxes                                   40,682        40,171
                                                     ----------     ---------
      Total current liabilities                        170,853       201,595
Long-term liabilities:
Long-term debt                                         904,376       880,957
Other                                                   58,454        57,657
                                                     ----------     ---------
     Total long-term liabilities                       962,830       938,614
Deferred income taxes                                  106,166       106,817
Shareholders' equity:
Common stock issued                                        684           684
Capital in excess of par value                         884,214       884,347
Accumulated deficit                                    (90,663)      (85,343)
Accumulated other comprehensive income (loss)          (20,724)      (14,658)
Cost of common stock held in treasury                 (155,668)     (155,781)
                                                     ----------     ---------
     Total shareholders' equity                        617,843       629,249
                                                     ----------     ---------
                                                   $ 1,857,692   $ 1,876,275
                                                     ==========    ==========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                        Three       Three
                                                        months      months
                                                        ended       ended
                                                       January 1,  January 2,
                                                         2000        1999
                                                       ---------   ---------
Cash flows from operating activities:
Net income (loss)                                    $   (5,320)  $   7,969
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation and amortization of fixed assets         15,108      16,164
   Provision for doubtful accounts                          269         989
   Amortization of intangibles and
    deferred debt expense                                 4,667       4,531
   Equity in loss of joint ventures                         901         944
   Deferred income taxes                                 (1,122)        428
   Translation gain on liquidation of subsidiary         (5,507)          0
   Gain on disposal of assets                                 0      (2,713)
   Changes in assets and liabilities:
      Customer accounts receivable - net                 25,790      41,216
      Sundry notes and accounts receivable               (1,180)       (669)
      Inventories                                        (4,704)    (15,114)
      Prepaid expenses                                     (237)       (443)
      Accounts payable and accrued expenses             (34,911)    (35,461)
   Change in income taxes payable                         3,658       5,324
   Other                                                 (1,122)     (6,920)
                                                       ---------    --------
        Total adjustments                                 1,610       8,276
                                                       ---------    --------
Net cash provided (used) by operating activities         (3,710)     16,245
                                                       ---------    --------

Cash flows from investing activities:
  Capital expenditures                                  (20,889)    (26,804)
  Proceeds from sales of assets                             517      35,684
  Investment in joint ventures                                0      (6,766)
  Change in investments                                     785       1,788
                                                       ---------    --------
Net cash provided (used) by investing activities        (19,587)      3,902
                                                       ---------    --------

Cash flows from financing activities:
  Changes in short-term borrowings                            0        (400)
  Repayments of long-term debt                          (13,083)    (72,212)
  Proceeds from issuance of long-term debt               35,000      61,000
  Purchase of treasury shares                                 0      (6,994)
                                                       ---------    --------
Net cash provided (used) by financing activities         21,917     (18,606)
                                                       ---------    --------

Net change in cash and cash equivalents                  (1,380)      1,541
Cash and cash equivalents at beginning of period         17,402      18,163
                                                       ---------    --------
Cash and cash equivalents at end of period           $   16,022   $  19,704
                                                       =========    ========

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the three months ended January 1, 2000

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

  Note D.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                            Three Months Ended
                                          ----------------------
                                          January 1,   January 2,
                                             2000         1999
                                          --------     --------
  Numerator:
    Net income (loss)...............      $ (5,320)    $  7,969
                                          ========     ========

  Denominator:
    Denominator for basic earnings per
     share..........................        52,072       57,830
      Effect of dilutive securities:
       Stock options................             -           16
       Performance Unit awards......             -           21
      Nonvested stock...............             6           11
                                          --------     --------
    Denominator for diluted earnings
     per share......................        52,078       57,878
                                          ========     ========

         For the three month period ended January 1, 2000, stock options and Performance Unit Awards that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computation because they would have been antidilutive. However, such securities were not significant in these periods. During the first three months of the 2000 fiscal year, outstanding shares changed due to the issuance of 11,834 shares of treasury stock to settle Performance Unit awards.

  Note E.

       Inventories are summarized as follows (dollar amounts in thousands):

                                                       January 1,   October 2,
                                                          2000        1999
                                                      ----------   ----------
       Inventories at average cost:
         Raw materials.............................    $   38,049   $   34,468
         Stock in process..........................        88,639       88,042
         Produced goods............................       209,137      207,804
         Dyes, chemicals and supplies..............        21,837       21,269
                                                       ----------   ----------
                                                          357,662      351,583
         Less excess of average cost over LIFO.....        35,404       34,029
                                                       ----------   ----------
             Total.................................    $  322,258   $  317,554
                                                       ==========   ==========

  Note F.

         Comprehensive income (loss) totaled $(11,386,000) and $7,911,000 for the three months ended January 1, 2000 and January 2, 1999, respectively. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments during the period, reclassification of $(5,507,000) for a foreign currency translation gain included in "Other income" arising from the liquidation of the Company's Canadian subsidiary, and unrealized gains and losses on securities (net of income tax).

  Note G.

         The following is combined summarized unaudited financial information of the Company's investments in affiliates that are accounted for on the equity method for the three months ended January 1, 2000 and January 2, 1999 (in millions):
                                                    2000         1999
                                                  -------      -------
            Revenue.............................  $ 110.4      $ 124.1
            Gross profit........................     10.2          7.1
            Net income..........................      1.5          0.7

         The earnings data above includes the earnings recorded by the Company's textured yarn joint venture combined with the income (loss) of other affiliates. Under the terms of the textured yarn joint venture agreement, the Company is entitled to receive the first $9.4 million of earnings for each of the first five years of operations which began in the June quarter of 1998. Subsequent to this five-year period, earnings are to be allocated based on ownership percentages.

  Note H.

         The Company conducts its operations in three principal operating segments: PerformanceWear, CasualWear and Interior Furnishings. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results for the three months ended January 1, 2000 and January 2, 1999.

                                                Three Months Ended
                                               ----------------------
                                               January 1,  January 2,
                                                  2000        1999
                                               ----------  ----------
                                            (Dollar amounts in millions)
   Net sales
         PerformanceWear........                 $  136.2 $  155.9
         CasualWear.............                     50.6     71.0
         Interior Furnishings...                    185.8    174.9
         Other..................                      8.5      8.6
                                                 -------- --------
                                                    381.1    410.4
         Less:
          Intersegment sales....                    (10.1)    (3.2)
                                                 -------- --------
                                                 $  371.0 $  407.2
                                                 ======== ========
   Income (loss) before income taxes
         PerformanceWear........                 $    4.8 $    8.6
         CasualWear.............                     (5.4)     7.0
         Interior Furnishings...                     15.8     16.6
         Other..................                     (0.3)       -
                                                 -------- --------
           Total reportable
          segments............                       14.9     32.2
         Corporate expenses.....                    ( 2.4)    (2.8)
         Goodwill amortization..                    ( 4.4)    (4.5)
         Interest expense.......                    (15.6)   (14.3)
         Other (expense)
           income - net.........                      6.7      3.6
                                                 -------- --------
                                                 $  ( 0.8)$   14.2
                                                 ======== ========

         Intersegment net sales for the three months ended January 1, 2000 were primarily attributable to PerformanceWear segment sales of $7.2 million and $2.9 million included in the "Other" category. Intersegment net sales for the three months ended January 2, 1999 were primarily attributable to the "Other" category.

  Note I.

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133." Reference is made to the Company's 1999 Annual Report to Shareholders regarding SFAS No. 133. The Company is required to adopt SFAS No. 133 no later than October 1, 2000, and has not yet determined what its effect will be on the earnings and financial position of the Company.

  Note J.

         During the March quarter of 1999, the Company implemented a comprehensive reorganization plan primarily related to its apparel fabrics business. The apparel fabrics operations had been running at less than full capacity during the preceding 9-12 month period, anticipating that the surge of low-priced garment imports from Asia might only be the temporary result of the Asian financial crisis. The Company viewed this situation to be more permanent in nature and therefore decided to reduce its U.S. manufacturing capacity accordingly and utilize only its most modern facilities to be competitive. The major elements of the plan included:

         (1) The combination of two businesses that had complementary product lines and serve many of the same customers. The merger of the two--Burlington Klopman Fabrics and Burlington Tailored Fashions--created an organization with an improved cost structure, called Burlington PerformanceWear. Also, Burlington Global Denim and a portion of the former Sportswear division were combined to form Burlington CasualWear.

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been or will be closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March 1999 quarter; three plants in North Carolina located in Cramerton (sold in April 1999), Mooresville, and Statesville were closed during the June 1999 quarter and one plant in Hillsville, Virginia was sold in June 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina are being closed in phases to be completed during the March quarter 2000.

         (3) The plan will result in the reduction of approximately 2,900 employees, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service (reduction of approximately 2,325 employees as of January 1, 2000).

         The cost of the reorganization was reflected in a restructuring charge, before income taxes, of $62.1 million ($58.5 million applicable to the apparel fabrics business) recorded in the second fiscal quarter ended April 3, 1999, as adjusted by $3.2 million in the fourth quarter of 1999. The components of the 1999 restructuring charge included the establishment of a $19.0 million reserve for severance benefit payments, write-down of pension assets of $3.2 million for curtailment and settlement losses, write-downs for impairment of $37.7 million related to fixed assets resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs expected to be paid through September 2001. Assets that have been sold, or are held for sale at January 1, 2000 and are no longer in use, were written down to their estimated fair values less costs of sale. Assets held for sale continue to be included in the Fixed Assets caption on the balance sheet in the amount of $13.7 million. Assets at Bishopville and Oxford remaining in use and considered impaired based on estimated future cash flows were written down by $2.7 million to their estimated fair value of $3.5 million. The impaired assets continue to be depreciated while in use. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) of approximately $33.0 million, before income taxes, are charged to operations as incurred. Through January 1, 2000, $29.0 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, including $1.9 million and $27.1 million incurred and charged to operations during the December 1999 quarter and 1999 fiscal years, respectively.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                                 Lease
                                                             Cancellations
                                                 Severance     and Other
                                                  Benefits    Exit Costs
                                                 ---------   -------------

         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............     18.6           2.0
         Payments..............................     (5.7)         (0.2)
                                                  ------         -----
         Balance at July 3, 1999...............     12.9           1.8
         Payments..............................     (3.6)         (0.1)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at October 2, 1999............      8.2           1.7
         Payments..............................     (1.4)         (0.3)
                                                  ------         -----
         Balance at January 1, 2000............   $  6.8         $ 1.4
                                                  ======         =====


         The Company has substantially completed all of the 1997 and 1996 restructuring efforts with the exception of the divestitures of certain machinery and equipment and real estate. The carrying amount of such assets at January 1, 2000, included in the Fixed Assets caption on the balance sheet, is $8.8 million, and the Company does not anticipate any material adjustments to this amount.

         The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment currently available for sale or to be available upon cessation of operations. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 to 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition

  Results Of Operations

         The Company reported a net loss of $5.3 million, or $(0.10) per share for the first quarter of fiscal year 2000, compared with net earnings of $8.0 million or $0.14 per share in the first quarter a year ago. Excluding costs related to restructuring initiated in 1999, this year's first quarter loss was $(0.08) per share. The loss in the quarter was primarily attributable to the denim business in the CasualWear segment, which represented approximately 14% of the Company's sales. Combined sales of the two apparel segments dropped 17.7% in line with capacity reductions made last year, compounded by weakness in denim markets. The volume and pricing of denim fabric sales throughout the industry have been hurt by the current global oversupply of denim fabrics. The interior furnishings segment, which accounted for half of Burlington's overall sales volume, experienced a 6.2% increase in sales.

         Overall, the Company is optimistic that it can achieve improvement in performance in the second half of this fiscal year. The major costs to streamline the organization and put new capabilities in place have already been incurred. As a result, capital expenditures and start-up costs will decline. The Company has excellent global resources and growing ability to provide consumer-ready products as well as fabrics, and the Company's new product flow is accelerating. In addition, the Company is placing strong strategic emphasis on new applications of advanced technology.

  Comparison of Three Months ended January 1, 2000 and January 2, 1999.

         NET SALES: Net sales for the first quarter of the 2000 fiscal year were $371.0 million, 8.9% lower than the $407.2 million recorded for the first quarter of the 1999 fiscal year. Export sales totaled $46 million and $56 million in the 2000 and 1999 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the first quarter of the 2000 fiscal year were $136.2 million, 12.6% lower than the $155.9 million recorded in the first quarter of the 1999 fiscal year. Excluding $4.2 million sales reduction due to the sale of the Burlington Madison Yarn division, net sales of products for the PerformanceWear segment were 10.2% lower than in the prior year. This decrease was due primarily to 15.2% lower prices and product mix, offset by 5.0% higher volume.

         CasualWear: Net sales for the CasualWear segment for the first quarter of the 2000 fiscal year were $50.6 million, 28.7% lower than the $71.0 million recorded in the first quarter of the 1999 fiscal year. Excluding $7.7 million sales reduction due to exiting the Sportswear division, net sales of products for the CasualWear segment were 20.1% lower than in the prior year. This decrease was due primarily to 8.7% lower volume and 11.4% lower prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first quarter of the 2000 fiscal year were $185.8 million, 6.2% higher than the $174.9 million recorded in the first quarter of the 1999 fiscal year. This increase was due primarily to 6.8% higher volume, partially offset by 0.6% lower selling prices and mix.

         Intersegment Sales: Increase in intersegment net sales was primarily attributable to PerformanceWear sales to Interior Furnishings of fabrics for end customer use of interior furnishings.

         SEGMENT INCOME: Total reportable segment income for the first quarter of the 2000 fiscal year was $14.9 million compared to $32.2 million for the first quarter of the 1999 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the first quarter of the 2000 fiscal year was $4.8 million compared to $8.6 million recorded for the first quarter of the 1999 fiscal year. This decrease was due primarily to $3.7 million reduction in margins due to price/mix, $1.3 million runout costs associated with the 1999 apparel restructuring which have been charged to operations, including relocation of employees and equipment and plant carrying and other costs, and start-up costs of $1.1 million related to the Company's new Mexican operations, partially offset by lower selling, general and administrative expenses of $2.2 million resulting from reductions related to the 1999 restructuring.

         CasualWear: Income (loss) of the CasualWear segment for the first quarter of the 2000 fiscal year was $(5.4) million compared to $7.0 million recorded for the first quarter of the 1999 fiscal year. This decrease was due primarily to $6.6 million lower margins resulting from lower volume and inefficiencies associated with production levels, $6.3 million reduction due to price/mix, $1.5 million higher raw material costs, and $0.6 million runout costs associated with the 1999 apparel restructuring which have been charged to operations, partially offset by the absence of Sportswear losses of $1.1 million and the absence of $1.1 million of Mexican start-up costs included in the 1999 period.

         Interior Furnishings: Income of the interior furnishings products segment for the first quarter of the 2000 fiscal year was $15.8 million compared to $16.6 million recorded for the first quarter of the 1999 fiscal year. This decrease was due primarily to $5.2 million reduction in margins due to price/mix offset by $3.3 million lower raw material costs and lower selling, general and administrative expenses of $1.2 million.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $2.4 million for the first quarter of the 2000 fiscal year compared to $2.8 million in the first quarter of the 1999 fiscal year. The decrease from the prior year period is attributable mainly to lower compensation expense resulting from cost reductions and restructuring.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the first quarter of the 2000 fiscal year was $6.3 million compared to $22.6 million for the first quarter of the 1999 fiscal year. Amortization of goodwill was $4.4 million and $4.5 million in the 2000 and 1999 periods, respectively.

         INTEREST EXPENSE: Interest expense for the first quarter of the 2000 fiscal year was $15.6 million, or 4.2% of net sales, compared with $14.3 million, or 3.5% of net sales, in the first quarter of the 1999 fiscal year. The increase was mainly attributable to the effect of higher borrowing levels and, to a lesser extent, higher interest rates.

         OTHER EXPENSE (INCOME): Other income for the first quarter of the 2000 fiscal year was $6.7 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary and interest income of $1.2 million. Other income for the first quarter of the 1999 fiscal year was $3.6 million consisting principally of a gain of $2.7 million on the disposal of the Burlington Madison Yarn division and interest income of $0.9 million.

         INCOME TAX EXPENSE: Income tax expense of $4.5 million was recorded for the first quarter of the 2000 fiscal year in comparison with $6.2 million for the prior year period. The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently invested. Excluding the tax on the Canadian liquidation, total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

         NET INCOME AND EARNINGS PER SHARE: Net income (loss) for the first quarter of the 2000 fiscal year was $(5.3) million, or $(0.10) per share (diluted), in comparison with $8.0 million, or $0.14 per share (diluted), for the first quarter of the 1999 fiscal year. Net loss for the first quarter of the 2000 fiscal year included a net charge of $(0.02) per share related to run-out costs included in cost of sales resulting from the 1999 restructuring.

  Liquidity and Capital Resources

      During the first three months of the 2000 fiscal year, the Company had net borrowings of long-term debt of $21.9 million. Debt proceeds and cash balances were primarily used for capital expenditures totaling $20.9 million and $3.7 million for operating activities. At January 1, 2000, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $904.8 million compared with $881.4 million at October 2, 1999 and $802.3 million at January 2, 1999.

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

       The Company has a $550.0 million unsecured revolving credit facility that expires in March, 2001. At February 7, 2000, the Company had approximately $206.5 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

         Loans under the bank credit agreement bear interest at either (i) floating rates generally payable quarterly based on an adjusted Eurodollar rate plus 0.40% or (ii) Eurodollar rates or fixed rates that may be offered from time to time by a Lender pursuant to a competitive bid request submitted by the Company, payable up to 360 days. In addition, the Company pays an annual facility fee of 0.225%. The interest rate and the facility fee are based on the Company's senior unsecured debt ratings. In the event that both of the Company's debt ratings improve, the interest rate and facility fees would be reduced. Conversely, deterioration in both of the Company's debt ratings would increase the interest rate and facility fees. In January 2000, Moody's lowered the Company's debt rating from Ba1 to Ba2; the Company's debt rating by Standard & Poor's remains at BB plus.

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

         In November 1998, the Company established a $105 million credit facility with a group of banks used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the $550.0 million bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a Mexican financing subsidiary of the Company and are guaranteed by the Company. At February 7, 2000, the Company had no unused capacity under this facility.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At February 7, 2000, $148.7 million in borrowings under this facility with original maturities of up to 154 days was outstanding.

         Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

  Commodity Price Risk

         Exposure to changes in commodity prices is managed primarily through the Company's procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at January 1, 2000, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $4.1 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

  Year 2000 Issue Update

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any unforeseen problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             a)    Exhibits.
                   --------

                   10.4 Burlington Industries, Inc. Supplemental Executive Retirement Plan and form of participant agreement.

                   10.14 Agreement dated as of January 1, 2000, between the Company and John P. Ganley.

                   27     Financial Data Schedule.

             b)    Reports on Form 8-K.
                   -------------------

                   The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ----------------------------
Date:  February 14, 2000                   Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------
Date:  February 14, 2000                   Carl J. Hawk
                                           Controller