Form 10-Q
period 2000-04-01
BURLINGTON INDUSTRIES INC /DE/
filed 2000-05-15
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended          April 1, 2000
                                 --------------------------

  Commission file number    1-10984
                         -----------


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 4, 2000 there were outstanding 51,623,604 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                  Three       Three       Six         Six
                                 months      months      months      months
                                  ended       ended      ended       ended
                                April 1,    April 3,    April 1,    April 3,
                                  2000        1999        2000        1999
                                ----------  ----------  ---------   ---------
Net sales                     $   402,147 $   403,905 $  773,195 $   811,087
Cost of sales                     348,331     360,731    675,668     703,093
                                ----------  ----------  ---------   ---------
Gross profit                       53,816      43,174     97,527     107,994
Selling, general and
 administrative expenses           35,072      36,438     67,780      73,199
Provision for doubtful accounts       237         608        506       1,597
Amortization of goodwill            4,450       4,449      8,899       8,911
Provision for restructuring             0      65,280          0      65,280
                                ----------  ----------  ---------   ---------
Operating income (loss) before
  interest and taxes               14,057     (63,601)    20,342     (40,993)

Interest expense                   16,512      14,673     32,139      28,987
Equity in (income) loss
 of joint ventures                 (2,040)        375     (3,839)     (1,901)
Other expense (income) - net       (2,320)       (989)    (9,062)     (4,578)
                                ----------  ----------  ---------   ---------
Income (loss) before
 income taxes                       1,905     (77,660)     1,104     (63,501)

Income tax expense (benefit):
  Current                           2,620      (5,177)     8,261         585
  Deferred                         (1,269)    (24,600)    (2,391)    (24,172)
                                ----------  ----------  ---------   ---------
    Total income tax
     expense (benefit)              1,351     (29,777)     5,870     (23,587)
                                ----------  ----------  ---------   ---------
Net income (loss)             $       554 $   (47,883)$   (4,766)$   (39,914)
                                ==========  ==========  =========   =========

Net income (loss) per common share:
  Basic earnings (loss)
   per share                  $      0.01 $     (0.86)$    (0.09)$     (0.70)
  Diluted earnings (loss)
   per share                  $      0.01 $     (0.86)$    (0.09)$     (0.70)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                      April 1,    October 2,
                                                        2000         1999
                                                     -----------  -----------
ASSETS
Current assets:
Cash and cash equivalents                          $     17,714 $     17,402
Short-term investments                                   13,387       18,307
Customer accounts receivable after deductions
  of $16,520 and $18,258 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                     256,638      251,781
Sundry notes and accounts receivable                     28,519       23,444
Inventories                                             322,085      317,554
Prepaid expenses                                          5,074        5,371
                                                     -----------  -----------
    Total current assets                                643,417      633,859
Fixed assets, at cost:
Land and land improvements                               31,379       31,807
Buildings                                               420,597      419,569
Machinery, fixtures and equipment                       666,297      644,765
                                                     -----------  -----------
                                                      1,118,273    1,096,141
Less accumulated depreciation and amortization          473,235      454,909
                                                     -----------  -----------
    Fixed assets - net                                  645,038      641,232
Other assets:
Investments and receivables                              62,670       68,103
Intangibles and deferred charges                         42,339       40,452
Excess of purchase cost over net assets acquired        485,188      492,629
                                                     -----------  -----------
    Total other assets                                  590,197      601,184
                                                     -----------  -----------
                                                   $  1,878,652 $  1,876,275
                                                     ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $     14,600 $          0
Long-term debt due currently                            308,470          470
Accounts payable - trade                                 73,490       80,176
Sundry payables and accrued expenses                     76,280       79,612
Income taxes payable                                      3,288        1,166
Deferred income taxes                                    39,905       40,171
                                                     -----------  -----------
      Total current liabilities                         516,033      201,595
Long-term liabilities:
Long-term debt                                          581,161      880,957
Other                                                    57,477       57,657
                                                     -----------  -----------
     Total long-term liabilities                        638,638      938,614
Deferred income taxes                                   105,063      106,817
Shareholders' equity:
Common stock issued                                         684          684
Capital in excess of par value                          884,223      884,347
Accumulated deficit                                     (90,109)     (85,343)
Accumulated other comprehensive income (loss)           (20,212)     (14,658)
Cost of common stock held in treasury                  (155,668)    (155,781)
                                                     -----------  -----------
     Total shareholders' equity                         618,918      629,249
                                                     -----------  -----------
                                                   $  1,878,652 $  1,876,275
                                                     ===========  ===========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                       Six          Six
                                                      months       months
                                                      ended        ended
                                                     April 1,     April 3,
                                                       2000         1999
                                                    -----------  -----------
Cash flows from operating activities:
Net loss                                          $     (4,766)$    (39,914)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets        32,065       32,325
   Provision for doubtful accounts                         506        1,597
   Amortization of intangibles and
    deferred debt expense                                9,340        9,085
   Equity in loss of joint ventures                        861        1,319
   Deferred income taxes                                (2,391)     (24,172)
   Translation gain on liquidation of subsidiary        (5,507)           0
   Gain on disposal of assets                             (990)      (2,947)
   Provision for restructuring                               0       65,280
   Changes in assets and liabilities:
      Customer accounts receivable - net                (5,363)      33,882
      Sundry notes and accounts receivable              (5,075)        (616)
      Inventories                                       (4,531)     (18,500)
      Prepaid expenses                                     297       (1,163)
      Accounts payable and accrued expenses            (10,018)     (31,172)
   Change in income taxes payable                        2,122       (4,484)
   Other                                                (2,405)      (3,435)
                                                    -----------  -----------
        Total adjustments                                8,911       56,999
                                                    -----------  -----------
Net cash provided by operating activities                4,145       17,085
                                                    -----------  -----------

Cash flows from investing activities:
  Capital expenditures                                 (39,240)     (73,518)
  Proceeds from sales of assets                          5,058       36,185
  Investment in joint ventures                               0       (5,366)
  Change in investments                                  7,996          432
                                                    -----------  -----------
Net cash used by investing activities                  (26,186)     (42,267)
                                                    -----------  -----------

Cash flows from financing activities:
  Changes in short-term borrowings                      14,600      (14,200)
  Repayments of long-term debt                         (11,445)     (33,979)
  Proceeds from issuance of long-term debt              19,198      103,000
  Purchase of treasury shares                                0      (31,994)
                                                    -----------  -----------
Net cash provided by financing activities               22,353       22,827
                                                    -----------  -----------

Net change in cash and cash equivalents                    312       (2,355)
Cash and cash equivalents at beginning of period        17,402       18,163
                                                    -----------  -----------
Cash and cash equivalents at end of period        $     17,714 $     15,808
                                                    ===========  ===========

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the six months ended April 1, 2000

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

  Note D.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                       Three Months Ended    Six Months Ended
                                     --------------------- -------------------
                                      April 1,   April 3,   April 1,   April 3,
                                        2000       1999       2000       1999
                                     ---------- ---------- ---------- --------
  Numerator:
    Net income (loss)............... $    554    $(47,883)  $ (4,766) $(39,914)
                                     ========    ========   ========  ========

  Denominator:
    Denominator for basic earnings per
     share..........................   52,072      55,944     52,072    56,887
    Effect of dilutive securities:
     Performance Unit awards........       10           -          -         -
     Contingent stock awards........      125           -          -         -
     Nonvested stock................        6           -          6         -
                                     --------    --------   --------  --------
    Denominator for diluted earnings
     per share......................   52,213      55,944     52,078    56,887
                                     ========    ========   ========  ========

         Awards that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations in loss periods because they would have been antidilutive. However, such securities were not significant in these periods. During the first six months of the 2000 fiscal year, outstanding shares changed due to the issuance of 11,834 shares of treasury stock to settle Performance Unit awards.

  Note E.

       Inventories are summarized as follows (dollar amounts in thousands):

                                                         April 1,    October 2,
                                                           2000         1999
                                                        ----------   ----------
     Inventories at average cost:
         Raw materials.............................    $   28,916   $   34,468
         Stock in process..........................        83,144       88,042
         Produced goods............................       224,425      207,804
         Dyes, chemicals and supplies..............        22,379       21,269
                                                       ----------   ----------
                                                          358,864      351,583
         Less excess of average cost over LIFO.....        36,779       34,029
                                                       ----------   ----------
             Total.................................    $  322,085   $  317,554
                                                       ==========   ==========

  Note F.

         Comprehensive income (loss) totaled $1,066,000 and $(46,793,000) for the three months ended April 1, 2000 and April 3, 1999, respectively, and $(10,320,000) and $(38,882,000) for the six months ended April 1, 2000 and
  April 3, 1999, respectively. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments during the period, reclassification of $(5,507,000) in the December 1999 quarter for a foreign currency translation gain included in "Other income" arising from the liquidation of the Company's Canadian subsidiary, and unrealized gains and losses on securities (net of income tax).

  Note G.

         The Company conducts its operations in three principal operating segments: PerformanceWear, CasualWear and Interior Furnishings. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results (in millions):

                                     Three months ended      Six months ended
                                    -------------------    --------------------
                                    April 1,   April 3,    April 1,    April 3,
                                      2000       1999        2000        1999
                                    --------   --------    --------    --------
   Net sales
         PerformanceWear........    $  152.7   $  152.1    $  288.9    $  308.0
         CasualWear.............        55.3       56.3       105.9       127.3
         Interior Furnishings...       196.0      188.9       381.8       363.8
         Other..................         8.6        9.3        17.1        17.9
                                    --------   --------    --------    --------
                                       412.6      406.6       793.7       817.0
         Less:
          Intersegment sales....       (10.5)      (2.7)      (20.5)       (5.9)
                                    --------   --------    --------    --------
                                    $  402.1   $  403.9    $  773.2    $  811.1
                                    ========   ========    ========    ========

   Income (loss) before
    income taxes
         PerformanceWear........    $    9.3   $   (8.0)   $   14.1    $    0.6
         CasualWear.............        (3.8)      (1.3)       (9.2)        5.7
         Interior Furnishings...        19.0       17.5        34.8        34.1
         Other..................        (0.6)       0.5        (0.9)        0.5
                                    --------   --------    --------    --------
           Total reportable
          segments............          23.9        8.7        38.8        40.9
         Corporate expenses.....        (3.3)      (3.0)       (5.7)       (5.8)
         Goodwill amortization..        (4.5)      (4.4)       (8.9)       (8.9)
         Restructuring charges..           -      (65.3)          -       (65.3)
         Interest expense.......       (16.5)     (14.7)      (32.1)      (29.0)
         Other (expense)
           income - net.........         2.3        1.0         9.0         4.6
                                    --------   --------    --------    --------
                                    $    1.9   $  (77.7)   $    1.1    $  (63.5)
                                    ========   ========    ========    ========

         Intersegment net sales for the three months ended April 1, 2000 were primarily attributable to PerformanceWear segment sales of $8.4 million and $2.1 million included in the "Other" category. Intersegment net sales for the six months ended April 1, 2000 were primarily attributable to PerformanceWear segment sales of $16.1 million and $4.3 million included in the "Other" category. Intersegment net sales for the three and six months ended April 3, 1999 were primarily attributable to the "Other" category.

  Note H.

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

  Note I.

         In March 2000, the Company entered into a new three-year interest rate cap agreement with a notional amount of $100.0 million and a fixed rate of 6.02% (the variable rate is based on three-month LIBOR). The new agreement is with a bank that is a counterparty to two existing interest rate swap agreements that were modified at the same time under terms that required no premium payment for the cap instrument. These terms changed the maturity date of the Company's 6.10%, $50 million notional swap instrument to November 2002 and the maturity date of its 5.72%, $50 million notional swap instrument to January 2002. The fair values of the Company's interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At April 1, 2000, the Company estimates it would have received $2.5 million to terminate its interest rate agreements, and at October 2, 1999, the Company estimates it would have paid $1.6 million to terminate its interest rate agreements.

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

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been or will be closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March 1999 quarter; three plants in North Carolina located in Cramerton (sold in April 1999), Mooresville, and Statesville were closed during the June 1999 quarter and one plant in Hillsville, Virginia was sold in June 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina were closed in phases and closure was completed during the March quarter 2000.

         (3) The plan will result in the reduction of approximately 2,900 employees, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service. As of April 1, 2000, there has been a reduction of approximately 2,670 employees.

         The cost of the reorganization was reflected in a restructuring charge, before income taxes, of $62.1 million ($58.5 million applicable to the apparel fabrics business) recorded in the second fiscal quarter ended April 3, 1999, as adjusted by $3.2 million in the fourth quarter of 1999. The components of the adjusted 1999 restructuring charge included the establishment of a $19.0 million reserve for severance benefit payments, write-down of pension assets of $3.2 million for curtailment and settlement losses, write-downs for impairment of $37.7 million related to fixed assets resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs expected to be paid through September 2001. Assets that have been sold, or are held for sale at April 1, 2000 and are no longer in use, were written down to their estimated fair values less costs of sale. Assets held for sale continue to be included in the Fixed Assets caption on the balance sheet in the amount of $12.4 million. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.


         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) of approximately $33.0 million, before income taxes, are charged to operations as incurred. Through April 1, 2000, $31.6 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, in the amounts of $2.6 million in the March 2000 quarter, $4.5 million for the six months ended April 1, 2000 and $27.1 million for the 1999 fiscal year.

          Following is a summary of activity in the related 1999 restructuring reserves (in millions):

                                                                 Lease
                                                             Cancellations
                                                Severance     and Other
                                                 Benefits      Exit Costs
                                                ----------   ------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............     18.6           2.0
         Payments..............................     (5.7)         (0.2)
                                                  ------         -----
         Balance at July 3, 1999...............     12.9           1.8
         Payments..............................     (3.6)         (0.1)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at October 2, 1999............      8.2           1.7
         Payments..............................     (1.4)         (0.3)
                                                  ------         -----
         Balance at January 1, 2000............      6.8           1.4
         Payments..............................     (2.9)         (0.3)
                                                  ------         -----
         Balance at April 1, 2000..............   $  3.9         $ 1.1
                                                  ======         =====


         The Company has substantially completed all of the 1997 and 1996 restructuring efforts with the exception of the divestitures of certain machinery and equipment and real estate (one plant was disposed of during the March 2000 quarter at its carrying amount). The carrying amount of such assets at April 1, 2000, included in the Fixed Assets caption on the balance sheet, is $6.5 million, and the Company does not anticipate any material adjustments to this amount.

         The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 to 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition

  Results Of Operations

         Management is pleased that the Company is returning to profitability after a very difficult year of restructuring and the costs associated with numerous strategic initiatives in the apparel fabrics segments. The Company expects to see continued improvement in apparel as it goes forward. The interior furnishings segment continues to show solid growth and positive results. The volume of business in both apparel and interior furnishings has improved recently, and the Company is forecasting higher operating results in the third quarter of this fiscal year.

  Comparison of Three Months ended April 1, 2000 and April 3, 1999.

         NET SALES: Net sales for the second quarter of the 2000 fiscal year were $402.1 million compared to $403.9 million recorded for the second quarter of the 1999 fiscal year. Export sales totaled $42.5 million and $63.0 million in the 2000 and 1999 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the second quarter of the 2000 fiscal year were $152.7 million compared to $152.1 million recorded in the second quarter of the 1999 fiscal year. This increase was primarily due to 0.3% higher selling prices/product mix and 0.1% higher volume.

         CasualWear: Net sales for the CasualWear segment for the second quarter of the 2000 fiscal year were $55.3 million, 1.8% lower than the $56.3 million recorded in the second quarter of the 1999 fiscal year. Excluding $6.4 million sales reduction due to exiting the Sportswear business, net sales of products for the CasualWear segment were 11.0% higher than in the prior year. This increase was due primarily to 21.2% higher volume offset by 10.2% lower prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the second quarter of the 2000 fiscal year were $196.0 million, 3.8% higher than the $188.9 million recorded in the second quarter of the 1999 fiscal year. This increase was due primarily to 0.2% higher volume and 3.6% higher selling prices and mix.

          Intersegment Sales: The increase in intersegment net sales was primarily attributable to PerformanceWear sales to Interior Furnishings of fabrics for end customer use of interior furnishings.

         SEGMENT INCOME: Total reportable segment income for the second quarter of the 2000 fiscal year was $23.9 million compared to $8.7 million for the second quarter of the 1999 fiscal year.

         PerformanceWear: Income (loss) of the PerformanceWear segment for the second quarter of the 2000 fiscal year was $9.3 million compared to a loss of $(8.0) million recorded for the second quarter of the 1999 fiscal year. This increase was due primarily to reduced run-out costs of $9.1 million charged to operations associated with the 1999 restructuring, improved net operating efficiencies of $5.6 million primarily resulting from the restructuring of manufacturing and associated capacity reductions, and higher equity earnings from the Unifi joint venture of $2.4 million.

         CasualWear: Losses from the CasualWear segment for the second quarter of the 2000 fiscal year were $(3.8) million compared to $(1.3) million recorded for the second quarter of the 1999 fiscal year. This increased loss was due primarily to $6.7 million reduction in margins due to price/mix and operating inefficiencies, partially offset by the absence of Sportswear losses of $1.5 million, lower Mexican start-up costs of $1.8 million and lower raw material costs of $0.9 million.

         Interior Furnishings: Income of the interior furnishings products segment for the second quarter of the 2000 fiscal year was $19.0 million compared to $17.5 million recorded for the second quarter of the 1999 fiscal year. This increase was due primarily to improved margins from higher volume and manufacturing efficiencies which totaled $2.9 million, partially offset by higher raw material costs of $1.2 million.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $3.3 million for the second quarter of the 2000 fiscal year compared to $3.0 million in the second quarter of the 1999 fiscal year. The increase from the prior year period is attributable mainly to higher costs associated with installation of a new Human Resource system.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the second quarter of the 2000 fiscal year was $14.1 million compared to $1.7 million for the second quarter of the 1999 fiscal year (excluding the 1999 restructuring provision). Amortization of goodwill was $4.5 million and $4.4 million in the 2000 and 1999 periods, respectively.

         INTEREST EXPENSE: Interest expense for the second quarter of the 2000 fiscal year was $16.5 million, or 4.1% of net sales, compared with $14.7 million, or 3.6% of net sales, in the second quarter of the 1999 fiscal year. The increase was mainly attributable to the effect of higher borrowing levels and, to a lesser extent, higher interest rates.

         OTHER EXPENSE (INCOME): Other income for the second quarter of the 2000 fiscal year was $2.3 million consisting principally of a gain on the disposal of assets of $1.0 million and interest income of $1.3 million. Other income for the second quarter of the 1999 fiscal year was $1.0 million consisting principally of interest income.

         INCOME TAX EXPENSE: Income tax expense of $1.4 million was recorded for the second quarter of the 2000 fiscal year in comparison with an income tax benefit of $29.8 million for the prior year period. Total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

         NET INCOME AND EARNINGS PER SHARE: Net income (loss) for the second quarter of the 2000 fiscal year was $0.6 million, or $.01 per share (diluted), in comparison with $(47.9) million, or $(0.86) per share (diluted), for the second quarter of the 1999 fiscal year. Net losses for the second quarter of the 2000 and 1999 fiscal years included net charges of $(0.03) per share and $(0.84) per share, respectively, related to the 1999 restructuring provision and related run-out costs included in cost of sales.

  Comparison of Six Months ended April 1, 2000 and April 3, 1999.

         NET SALES: Net sales for the first six months of the 2000 fiscal year were $773.2 million compared to $811.1 million recorded for the first six months of the 1999 fiscal year. Export sales totaled $88.2 million and $119.0 million in the 2000 and 1999 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the first six months of the 2000 fiscal year were $288.9 million compared to $308.0 million recorded in the first six months of the 1999 fiscal year. Excluding $4.2 million sales reduction due to the sale of the Burlington Madison Yarn division, net sales of products for the PerformanceWear segment were 4.9% lower than in the prior year. This decrease was due primarily to 2.6% lower prices and product mix and 2.3% lower volume.

         CasualWear: Net sales for the CasualWear segment for the first six months of the 2000 fiscal year were $105.9 million, 16.8% lower than the $127.3 million recorded in the first six months of the 1999 fiscal year.
  Excluding $14.2 million sales reduction due to exiting the Sportswear division, net sales of products for the CasualWear segment were 6.4% lower than in the prior year. This decrease was due primarily to 10.9% lower prices and product mix, offset by 4.5% higher volume.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first six months of the 2000 fiscal year were $381.8 million, 4.9% higher than the $363.8 million recorded in the first six months of the 1999 fiscal year. This increase was due primarily to 3.4% higher volume and 1.5% higher selling prices and mix.

          Intersegment Sales: The increase in intersegment net sales was primarily attributable to PerformanceWear sales to Interior Furnishings of fabrics for end customer use of interior furnishings.

         SEGMENT INCOME: Total reportable segment income for the first six months of the 2000 fiscal year was $38.8 million compared to $40.9 million for the first six months of the 1999 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the first six months of the 2000 fiscal year was $14.1 million compared to $0.6 million recorded for the first six months of the 1999 fiscal year. This increase was due primarily to reduced run-out costs charged to operations associated with the 1999 restructuring of $7.9 million, improved net operating efficiencies resulting from the restructuring of manufacturing and associated capacity reductions of $7.1 million, and higher equity earnings from the Unifi joint venture of $1.5 million, partially offset by higher raw material costs of $3.1 million.

         CasualWear: Income (loss) of the CasualWear segment for the first six months of the 2000 fiscal year was $(9.2) million compared to $5.7 million recorded for the first six months of the 1999 fiscal year. This decrease was due primarily to $19.9 million lower margins resulting from price/mix and manufacturing inefficiencies, partially offset by the absence of Sportswear losses of $2.5 million and lower Mexican start-up costs of $2.8 million.

         Interior Furnishings: Income of the interior furnishings products segment for the first six months of the 2000 fiscal year was $34.8 million compared to $34.1 million recorded for the first six months of the 1999 fiscal year. This increase was due primarily to $3.1 million lower raw material costs offset by $2.2 million of manufacturing inefficiencies.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $5.7 million for the first six months of the 2000 fiscal year compared to $5.8 million in the first six months of the 1999 fiscal year. The decrease from the prior year period is attributable mainly to lower compensation expense resulting from cost reductions and restructuring partially offset by higher costs associated with the installation of a new Human Resources system.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income (loss) before interest and taxes for the first six months of the 2000 fiscal year was $20.3 million compared to $24.3 million for the first six months of the 1999 fiscal year (excluding the 1999 restructuring provision). Amortization of goodwill was $9.0 million and $8.9 million in the 2000 and 1999 periods, respectively.

         INTEREST EXPENSE: Interest expense for the first six months of the 2000 fiscal year was $32.1 million, or 4.2% of net sales, compared with $29.0 million, or 3.6% of net sales, in the first six months of the 1999 fiscal year. The increase was mainly attributable to the effect of higher borrowing levels and, to a lesser extent, higher interest rates.

         OTHER EXPENSE (INCOME): Other income for the first six months of the 2000 fiscal year was $9.1 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $2.6 million. Other income for the first six months of the 1999 fiscal year was $4.6 million consisting principally of a gain of $2.7 million on the disposal of the Burlington Madison Yarn division and interest income of $1.6 million.

         INCOME TAX EXPENSE: Income tax expense of $5.9 million was recorded for the first six months of the 2000 fiscal year in comparison with an income tax benefit of $23.6 million for the prior year period. The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently invested. Excluding the tax on the Canadian liquidation, total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation.

         NET INCOME AND EARNINGS PER SHARE: Net loss for the first six months of the 2000 fiscal year was $(4.8) million, or $(0.09) per share (diluted), in comparison with $(39.9) million, or $(0.70) per share (diluted), for the first six months of the 1999 fiscal year. Net losses for the first six months of the 2000 and 1999 fiscal years included net charges of $(0.05) per share and $(0.84) per share, respectively, related to the 1999 restructuring provision and related run-out costs included in cost of sales.

  Liquidity and Capital Resources

      During the first six months of the 2000 fiscal year, the Company generated $4.1 million of cash from operating activities, $5.0 million from the sale of assets and $8.0 million from other investing activities, and had net borrowings of long- and short-term debt of $22.4 million. Cash was used primarily for capital expenditures totaling $39.2 million. At April 1, 2000, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $904.2 million compared with $881.4 million at October 2, 1999 and $871.4 million at April 3, 1999.

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

       The Company has a $550.0 million unsecured revolving credit facility that expires in March, 2001. At May 4, 2000, the Company had approximately $232.0 million in unused capacity under this facility. The outstanding balance of $308.0 million as of April 1, 2000 is classified as current in the consolidated balance sheet. The Company intends to refinance this facility on a long-term basis prior to maturity. The new facility could contain terms that are more or less favorable than the current facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

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

         In November 1998, the Company established a $105 million credit facility with a group of banks used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the $550.0 million bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a Mexican financing subsidiary of the Company and are guaranteed by the Company. At May 4, 2000, the Company had no unused capacity under this facility.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At May 4, 2000, $184.6 million in borrowings under this facility with original maturities of up to 154 days was outstanding.

      Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

  Commodity Price Risk

         Exposure to changes in commodity prices is managed primarily through the Company's procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at April 1, 2000, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $3.8 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

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

  Forward-Looking Statements

       With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, the success of the company's overall business strategy, the company's relationships with its principal customers and suppliers, the success of the company's expansion in other countries, the demand for textile products, the cost and availability of raw materials and labor, the company's ability to finance its capital expansion and modernization programs, the level of the company's indebtedness and the exposure to interest rate fluctuations, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime and of the changes in U.S. apparel trade as a result of recently-enacted Caribbean Basin and Sub-Saharan African trade legislation. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At Registrant's Annual Meeting held on February 3, 2000, the following actions were taken:

         1. Jerald A. Blumberg, John D. Englar and Abraham B. Stenberg were elected as Class II Directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2003; and

         2. The selection of Ernst & Young LLP as Registrant's independent public accountants for its 2000 fiscal year was approved.

         Mr. Blumberg received 45,894,600 shares voted in favor of his election and 979,093 shares were withheld; Mr. Englar received 45,868,669 shares voted in favor of his election and 1,005,024 shares were withheld; and Mr. Stenberg received 45,890,923 shares voted in favor of his election and 982,770 shares were withheld. 46,609,637 shares were voted in favor of the selection of Ernst & Young LLP as Registrant's independent public accountants, 185,407 shares were voted against and 78,649 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             a)    Exhibits.
                   --------

                   10.10 Agreement dated as of February 3, 2000, between the Company and George W. Henderson, III.

                   10.11 Agreement dated as of February 3, 2000, between the Company and John D. Englar.

                   10.13 Agreement dated as of February 3, 2000, between the Company and Charles E. Peters, Jr.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ----------------------------
Date:  May 15, 2000                        Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------
Date:  May 15, 2000                        Carl J. Hawk
                                           Controller