Form 10-Q
period 2000-07-01
BURLINGTON INDUSTRIES INC /DE/
filed 2000-08-02
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended           July 1, 2000
                                 -----------------------------

  Commission file number    1-10984
                         ----------


                      BURLINGTON INDUSTRIES, INC.
      ---------------------------------------------------------
        (Exact name of registrant as specified in its charter)


        Delaware                              56-1584586
  (State or other juris-                  (I.R.S. Employer
   diction of incorpora-                  Identification No.)
   tion or organization)


           3330 West Friendly Avenue, Greensboro, North Carolina 27410
           -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (336) 379-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 1, 2000 there were outstanding 52,082,514 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                             Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                    Three       Three       Nine        Nine
                                   months      months      months      months
                                    ended       ended       ended       ended
                                   July 1,     July 3,     July 1,     July 3,
                                    2000        1999        2000        1999
                                  ----------  ----------  ----------  ----------
Net sales                       $   419,821 $   434,634 $ 1,193,016 $ 1,245,721
Cost of sales                       362,429     374,246   1,038,097   1,077,339
                                  ----------  ----------  ----------  ----------
Gross profit                         57,392      60,388     154,919     168,382
Selling, general and
 administrative expenses             35,006      34,247     102,786     107,446
Provision for doubtful accounts       2,188       3,231       2,694       4,828
Amortization of goodwill              4,449       4,449      13,348      13,360
Provision for restructuring            (186)          0        (186)     65,280
                                  ----------  ----------  ----------  ----------
Operating income (loss) before
  interest and taxes                 15,935      18,461      36,277     (22,532)

Interest expense                     16,836      15,136      48,975      44,123
Equity in income of joint ventures   (3,562)     (2,912)     (7,401)     (4,813)
Other expense (income) - net         (2,133)     (2,342)    (11,195)     (6,920)
                                  ----------  ----------  ----------  ----------
Income (loss) before income taxes     4,794       8,579       5,898     (54,922)

Income tax expense (benefit):
  Current                             1,986       2,599      10,247       3,184
  Deferred                            1,314       1,234      (1,077)    (22,938)
                                  ----------  ----------  ----------  ----------
    Total income tax expense
     (benefit)                        3,300       3,833       9,170     (19,754)

                                  ----------  ----------  ----------  ----------
Net income (loss)               $     1,494 $     4,746 $    (3,272)$   (35,168)
                                  ==========  ==========  ==========  ==========

Net income (loss) per common share:
  Basic earnings (loss)
   per share                    $      0.03 $      0.09 $     (0.06)$     (0.63)
  Diluted earnings (loss)
   per share                    $      0.03 $      0.09 $     (0.06)$     (0.63)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                    July 1,      October 2,
                                                     2000           1999
                                                 ------------  -------------
ASSETS
Current assets:
Cash and cash equivalents                      $       6,297 $       17,402
Short-term investments                                13,427         18,307
Customer accounts receivable after deductions
  of $16,812 and $18,258  for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                  264,846        251,781
Sundry notes and accounts receivable                  29,482         23,444
Inventories                                          326,889        317,554
Prepaid expenses                                       4,368          5,371
                                                 ------------  -------------
    Total current assets                             645,309        633,859
Fixed assets, at cost:
Land and land improvements                            31,337         31,807
Buildings                                            424,907        419,569
Machinery, fixtures and equipment                    667,998        644,765
                                                 ------------  -------------
                                                   1,124,242      1,096,141
Less accumulated depreciation and amortization       482,787        454,909
                                                 ------------  -------------
    Fixed assets - net                               641,455        641,232
Other assets:
Investments and receivables                           63,677         68,103
Intangibles and deferred charges                      47,266         40,452
Excess of purchase cost over net assets acquired     480,739        492,629
                                                 ------------  -------------
    Total other assets                               591,682        601,184
                                                 ------------  -------------
                                               $   1,878,446 $    1,876,275
                                                 ============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                          $       3,300 $            0
Long-term debt due currently                         323,470            470
Accounts payable - trade                              78,639         80,176
Sundry payables and accrued expenses                  69,618         79,612
Income taxes payable                                   3,905          1,166
Deferred income taxes                                 38,868         40,171
                                                 ------------  -------------
      Total current liabilities                      517,800        201,595
Long-term liabilities:
Long-term debt                                       579,129        880,957
Other                                                 58,039         57,657
                                                 ------------  -------------
     Total long-term liabilities                     637,168        938,614
Deferred income taxes                                106,401        106,817
Shareholders' equity:
Common stock issued                                      689            684
Capital in excess of par value                       884,485        884,347
Accumulated deficit                                  (88,615)       (85,343)
Accumulated other comprehensive income (loss)        (23,698)       (14,658)
Cost of common stock held in treasury               (155,784)      (155,781)
                                                 ------------  -------------
     Total shareholders' equity                      617,077        629,249
                                                 ------------  -------------
                                               $   1,878,446 $    1,876,275
                                                 ============  =============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                          Nine           Nine
                                                         months         months
                                                          ended         ended
                                                         July 1,       July 3,
                                                          2000           1999
                                                     ------------  -------------
Cash flows from operating activities:
Net loss                                           $      (3,272)$      (35,168)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets          48,951         48,156
   Provision for doubtful accounts                         2,694          4,828
   Amortization of intangibles and
    deferred debt expense                                 14,012         13,627
   Equity in loss of joint ventures                          699          2,427
   Deferred income taxes                                  (1,077)       (22,938)
   Translation gain on liquidation of subsidiary          (5,507)             0
   Gain on disposal of assets                               (990)        (4,328)
   Provision for restructuring                              (186)        65,280
   Changes in assets and liabilities:
      Customer accounts receivable - net                 (15,759)        28,108
      Sundry notes and accounts receivable                (6,038)        (3,083)
      Inventories                                         (9,335)        (8,529)
      Prepaid expenses                                     1,003           (742)
      Accounts payable and accrued expenses              (10,375)       (33,943)
   Change in income taxes payable                          2,739         (2,284)
   Other                                                  (8,597)       (15,459)
                                                     ------------  -------------
        Total adjustments                                 12,234         71,120
                                                     ------------  -------------
Net cash provided by operating activities                  8,962         35,952
                                                     ------------  -------------

Cash flows from investing activities:
  Capital expenditures                                   (56,199)      (104,945)
  Proceeds from sales of assets                            6,438         48,982
  Investment in joint ventures                                 0         (5,366)
  Change in investments                                    5,521         (2,516)
                                                     ------------  -------------
Net cash used by investing activities                    (44,240)       (63,845)
                                                     ------------  -------------

Cash flows from financing activities:
  Changes in short-term borrowings                         3,300        (14,200)
  Repayments of long-term debt                              (458)       (28,960)
  Proceeds from issuance of long-term debt                21,331        100,000
  Purchase of treasury shares                                  0        (35,349)
                                                     ------------  -------------
Net cash provided by financing activities                 24,173         21,491
                                                     ------------  -------------

Net change in cash and cash equivalents                  (11,105)        (6,402)
Cash and cash equivalents at beginning of period          17,402         18,163
                                                     ------------  -------------
Cash and cash equivalents at end of period         $       6,297 $       11,761
                                                     ============  =============

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the nine months ended July 1, 2000

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

  Note D.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                       Three Months Ended   Nine Months Ended
                                     --------------------- -------------------
                                       July 1,    July 3,    July 1,   July 3,
                                        2000       1999       2000       1999
                                     ---------- ---------- ---------- --------
  Numerator:
    Net income (loss)............... $  1,494    $  4,746  $ (3,272) $ (35,168)
                                     =========   ========  ========  =========

  Denominator:
    Denominator for basic earnings per
     share..........................   52,079      53,381     52,074    55,718
    Effect of dilutive securities:
     Stock options..................       10           1          -         -
     Performance Unit awards........      297          21          -         -
     Nonvested stock................      130           6         47         8
                                     --------    --------   --------  --------
    Denominator for diluted earnings
     per share......................   52,516      53,409     52,121    55,726
                                     ========    ========   ========  ========

       Awards that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations in loss periods because they would have been antidilutive. However, such securities were not significant in these periods. During the first nine months of the 2000 fiscal year, outstanding shares changed due to the issuance of 11,834 shares to settle Performance Unit awards and the issuance of 458,910 new shares of restricted stock, principally in exchange for the surrender of 1,384,943 vested stock options.

       Under its agreement to purchase a controlling interest in Nano-Tex (formerly AvantGarb LLC), the Company is obligated to issue shares of the Company's Common Stock on each of the three anniversaries of the November 4, 1999 closing date, the amount of which will depend on the average market price for a specified period prior to such date. On November 4, 2000, the required number of shares to be issued will be 467,000 if the average price is below $5.00, or 334,000 if greater than such price.

  Note E.

       Inventories are summarized as follows (dollar amounts in thousands):

                                                        July 1,    October 2,
                                                         2000         1999
                                                      ----------   ----------
       Inventories at average cost:
         Raw materials.............................    $   29,229   $   34,468
         Stock in process..........................        82,608       88,042
         Produced goods............................       225,914      207,804
         Dyes, chemicals and supplies..............        25,792       21,269
                                                       ----------   ----------
                                                          363,543      351,583
         Less excess of average cost over LIFO.....        36,654       34,029
                                                       ----------   ----------
             Total.................................    $  326,889   $  317,554
                                                       ==========   ==========

  Note F.

         Comprehensive income (loss) totaled $(1,992,000) and $5,135,000 for the three months ended July 1, 2000 and July 3, 1999, respectively, and $(12,312,000) and $(33,747,000) for the nine months ended July 1, 2000 and
  July 3, 1999, respectively. Comprehensive income (loss) consists of net income
  (loss), foreign currency translation adjustments during the period, reclassification of $(5,507,000) in the December 1999 quarter for a foreign currency translation gain included in "Other income" arising from the liquidation of the Company's Canadian subsidiary, and unrealized gains and losses on securities (net of income tax).

  Note G.

         The following is combined summarized unaudited financial information of the Company's investments in affiliates that are accounted for on the equity method (in millions):

                                   Three months ended     Nine months ended
                                  -------------------    -------------------
                                   July 1,    July 3,     July 1,    July 3,
                                    2000       1999        2000       1999
                                  --------   --------    --------   --------

      Revenue..................  $ 131.7    $ 110.6     $ 361.6    $ 347.7
      Gross profit.............     10.1        7.5        30.8       17.6
      Net income (loss)........     (4.0)       4.3        (1.1)      (1.2)

         The earnings data above includes the earnings recorded by the Company's textured yarn joint venture combined with the income (loss) of other affiliates. Under the terms of the textured yarn joint venture agreement, the Company is entitled to receive the first $12.0 million of cash flow for each of the first five years of operations which began in the June quarter of 1998. Subsequent to this five-year period, distributions and earnings are to be allocated based on ownership percentages.

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

                                 Three months ended   Nine months ended
                                 ------------------   -----------------
                                  July 1,   July 3,    July 1,  July 3,
                                   2000      1999       2000     1999
                                 --------  --------  --------  --------
   Net sales
         PerformanceWear........ $  153.4  $  164.1  $  442.4  $  472.1
         CasualWear.............     66.1      69.8     172.1     197.1
         Interior Furnishings...    200.1     194.0     581.8     557.8
         Other..................      8.9       9.3      25.9      27.2
                                 --------  --------  --------  --------
                                    428.5     437.2   1,222.2   1,254.2
         Less:
          Intersegment sales....     (8.7)     (2.6)    (29.2)     (8.5)
                                 --------  --------  --------  --------
                                 $  419.8  $  434.6  $1,193.0  $1,245.7
                                 ========  ========  ========  ========

   Income (loss) before
    income taxes
         PerformanceWear........ $    7.4  $   12.4  $   21.5  $   13.0
         CasualWear.............      1.4      (4.7)     (7.9)      1.1
         Interior Furnishings...     19.5      21.1      54.3      55.2
         Other..................     (0.3)      0.6      (1.1)      1.1
                                 --------  --------  --------  --------
           Total reportable
          segments............       28.0      29.4      66.8      70.4
         Corporate expenses.....     (4.3)     (3.6)    (10.0)     (9.4)
         Goodwill amortization..     (4.4)     (4.4)    (13.3)    (13.4)
         Restructuring .........      0.2         -       0.2     (65.3)
         Interest expense.......    (16.8)    (15.1)    (49.0)    (44.1)
         Other (expense)
           income - net.........      2.1       2.3      11.2       6.9
                                 --------  --------  --------  --------
                                 $    4.8  $    8.6  $    5.9  $  (54.9)
                                 ========  ========  ========  ========

         Intersegment net sales for the three months ended July 1, 2000 were primarily attributable to PerformanceWear segment sales of $6.0 million and $2.7 million included in the "Other" category. Intersegment net sales for the nine months ended July 1, 2000 were primarily attributable to PerformanceWear segment sales of $22.1 million and $7.1 million included in the "Other" category. Intersegment net sales for the three and nine months ended July 3, 1999 were primarily attributable to the "Other" category.

  Note I.

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133." Reference is made to Note A of the consolidated financial statements in the Company's 1999 Annual Report to Shareholders regarding SFAS No. 133. The Company is required to adopt SFAS No. 133 no later than October 1, 2000, and does not expect it will have a material effect on the earnings and financial position of the Company.

  Note J.

         In March 2000, the Company entered into a new three-year interest rate cap agreement with a notional amount of $100.0 million and a fixed rate of 6.02% (the variable rate is based on three-month LIBOR). The new agreement is with a bank that is a counterparty to two existing interest rate swap agreements that were modified at the same time under terms that required no premium payment for the cap instrument. These terms changed the maturity date of the Company's 6.10%, $50 million notional swap instrument to November 2002 and the maturity date of its 5.72%, $50 million notional swap instrument to January 2002. The fair values of the Company's interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At July 1, 2000, the Company estimates it would have received $3.6 million to terminate its interest rate agreements, and at October 2, 1999, the Company estimates it would have paid $1.6 million to terminate its interest rate agreements.

  Note K.

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

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March 1999 quarter; three plants in North Carolina located in Cramerton (sold in July 1999), Mooresville, and Statesville were closed during the June 1999 quarter and one plant in Hillsville, Virginia was sold in June 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina were closed in phases and closure was completed during the March quarter 2000.

         (3) The plan resulted in the reduction of approximately 2,800 employees, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service.

         The cost of the reorganization was reflected in a restructuring charge, before income taxes, of $61.9 million ($58.5 million applicable to the apparel fabrics business) recorded in the second fiscal quarter ended April 3, 1999, as adjusted by $3.2 million in the fourth quarter of 1999 and $0.2 million (reductions of $1.1 million in severance benefits, $0.5 million in write-down of pension assets and an increase of $1.4 million for fixed assets) in the June quarter of 2000. The components of the adjusted 1999 restructuring charge included the establishment of a $17.9 million reserve for severance benefit payments, write-down of pension assets of $2.7 million for curtailment and settlement losses, write-downs for impairment of $39.1 million related to fixed assets resulting from the restructuring and a reserve of $2.2 million for lease cancellations and other exit costs expected to be paid through September 2001. Assets that have been sold, or are held for sale at July 1, 2000 and are no longer in use, were written down to their estimated fair values less costs of sale. Assets held for sale continue to be included in the Fixed Assets caption on the balance sheet in the amount of $8.5 million. Cash costs of the reorganization are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                                 Lease
                                                             Cancellations
                                                 Severance     and Other
                                                 Benefits      Exit Costs
                                                 ---------   -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................     (1.5)         (0.2)
                                                  ------         -----
         Balance at April 3, 1999..............     18.6           2.0
         Payments..............................     (5.7)         (0.2)
                                                  ------         -----
         Balance at July 3, 1999...............     12.9           1.8
         Payments..............................     (3.6)         (0.1)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at October 2, 1999............      8.2           1.7
         Payments..............................     (1.4)         (0.3)
                                                  ------         -----
         Balance at January 1, 2000............      6.8           1.4
         Payments..............................     (2.9)         (0.3)
                                                  ------         -----
         Balance at April 1, 2000..............      3.9           1.1
         Payments..............................     (1.3)         (0.1)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at July 1, 2000...............   $  1.5         $ 1.0
                                                  ======         =====

         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through July 1, 2000, $33.0 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, in the amounts of $1.4 million and $8.6 million in the June quarter of fiscal 2000 and 1999, respectively, $5.9 million and $20.7 million for the nine months ended July 1, 2000 and July 3, 1999, respectively, and $27.1 million for the 1999 fiscal year.

         The Company has substantially completed all of the 1997 and 1996 restructuring efforts with the exception of the divestitures of certain machinery and equipment and real estate (one plant was disposed of during the March 2000 quarter at its carrying amount). The carrying amount of such assets at July 1, 2000, included in the Fixed Assets caption on the balance sheet, is $6.5 million, and the Company does not anticipate any material adjustments to this amount.

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

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition

  Results Of Operations

         Sales and earnings in the PerformanceWear segment for the June 2000 quarter fell well below expectations. This shortfall was largely due to weakness in womenswear and export markets that worsened in the closing weeks of the quarter. There was also weakness in the consumer home products area of interior furnishings largely due to inventory reductions at several major retail customers. The Company's immediate action plan is to move aggressively to improve financial performance by reviewing the strategic status of each of the PerformanceWear product lines and to align manufacturing capacity and organizational structure to its sustainable business level.

  Comparison of Three Months ended July 1, 2000 and July 3, 1999.

         NET SALES: Net sales for the third quarter of the 2000 fiscal year were $419.8 million compared to $434.6 million recorded for the third quarter of the 1999 fiscal year. Export sales totaled $41.0 million and $68.0 million in the 2000 and 1999 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the third quarter of the 2000 fiscal year were $153.4 million, 6.5% lower than the $164.1 million recorded in the third quarter of the 1999 fiscal year. This decrease was primarily due to 4.7% lower selling prices/product mix and 1.8% lower volume. Export volume decreased by $8.2 million, in part due to the weak Euro currency.

         CasualWear: Net sales for the CasualWear segment for the third quarter of the 2000 fiscal year were $66.1 million, 5.3% lower than the $69.8 million recorded in the third quarter of the 1999 fiscal year. Excluding $1.9 million sales reduction due to exiting the Sportswear business, net sales of products for the CasualWear segment were 2.7% lower than in the prior year. This decrease was due primarily to 13.7% lower prices and product mix offset by 11.0% higher volume.

         Interior Furnishings: Net sales of products for interior furnishings markets for the third quarter of the 2000 fiscal year were $200.1 million, 3.1% higher than the $194.0 million recorded in the third quarter of the 1999 fiscal year. This increase was due primarily to 3.4% higher volume offset by 0.3% lower prices and product mix.

         Intersegment   Sales:  The  increase  in  intersegment  net  sales  was
  primarily attributable to PerformanceWear sales to Interior Furnishings of fabrics for end customer use of interior furnishings.

         SEGMENT INCOME: Total reportable segment income for the third quarter of the 2000 fiscal year was $28.0 million compared to $29.4 million for the third quarter of the 1999 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the third quarter of the 2000 fiscal year was $7.4 million compared to $12.4 million recorded for the third quarter of the 1999 fiscal year. This decrease was due primarily to $3.8 million reduction in margins due to lower volume and price/mix and $3.8 million associated manufacturing inefficiencies, partially offset by lower raw material costs of $1.5 million and reduced run-out costs of $1.0 million charged to operations associated with the 1999 restructuring.

         CasualWear: Income (loss) of the CasualWear segment for the third quarter of the 2000 fiscal year was $1.4 million compared to $(4.7) million recorded for the third quarter of the 1999 fiscal year. This improvement was due primarily to reduced run-out costs of $4.0 million charged to operations associated with the 1999 restructuring, lower Mexican start-up costs of $2.1 million, $2.0 million improvement in margins due to higher volume, higher equity earnings from joint ventures of $1.6 million, the absence of Sportswear losses of $2.0 million and lower raw material costs of $0.9 million, partially offset by $6.7 million reduction in margins due to price/mix.

         Interior Furnishings: Income of the interior furnishings products segment for the third quarter of the 2000 fiscal year was $19.5 million compared to $21.1 million recorded for the third quarter of the 1999 fiscal year. This decrease was due primarily to $5.9 million of manufacturing inefficiencies and $1.7 million of higher raw material costs partially offset by improved margins from higher volume and price/mix that totaled $4.6 million and $1.3 million lower provision for doubtful accounts.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $4.3 million for the third quarter of the 2000 fiscal year compared to $3.6 million in the third quarter of the 1999 fiscal year. The increase from the prior year period is attributable mainly to the timing of maintenance expenses.

       OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the third quarter of the 2000 fiscal year was $15.9 million compared to $18.5 million for the third quarter of the 1999 fiscal year. Amortization of goodwill was $4.4 million in the 2000 and 1999 periods.

         INTEREST EXPENSE: Interest expense for the third quarter of the 2000 fiscal year was $16.8 million, or 4.0% of net sales, compared with $15.1 million, or 3.5% of net sales, in the third quarter of the 1999 fiscal year. The increase was mainly attributable to the effect of higher interest rates and, to a lesser extent, higher borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the third quarter of the 2000 fiscal year was $2.1 million consisting of interest income and gains on sales of marketable securities. Other income for the third quarter of the 1999 fiscal year was $2.3 million consisting of a $1.4 million gain on the disposal of assets and interest income of $0.9 million.

       INCOME TAX EXPENSE: Income tax expense of $3.3 million was recorded for the third quarter of the 2000 fiscal year in comparison with $3.8 million for the prior year period. Total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The favorable tax benefit from the FSC was lower in the current quarter compared to the 1999 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions by October 1. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate scheme put into place and its acceptability to the WTO.

         NET INCOME AND EARNINGS PER SHARE: Net income for the third quarter of the 2000 fiscal year was $1.5 million, or $0.03 per share (diluted), in comparison with $4.7 million, or $0.09 per share (diluted), for the third quarter of the 1999 fiscal year. Net income for the third quarter of the 2000 and 1999 fiscal years included net charges of $(0.02) per share and $(0.10) per share, respectively, related to the provision for restructuring and related run-out costs included in cost of sales.

  Comparison of Nine Months ended July 1, 2000 and July 3, 1999.

         NET SALES: Net sales for the first nine months of the 2000 fiscal year were $1,193.0 million compared to $1,245.7 million recorded for the first nine months of the 1999 fiscal year. Export sales totaled $125.0 million and $187.0 million in the 2000 and 1999 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the first nine months of the 2000 fiscal year were $442.4 million, 6.3% lower than the $472.1 million recorded in the first nine months of the 1999 fiscal year. Excluding $4.1 million sales reduction due to the sale of the Burlington Madison Yarn division, net sales of products for the PerformanceWear segment were 5.5% lower than in the prior year. This decrease was due primarily to 3.3% lower prices and product mix and 2.2% lower volume.

         CasualWear: Net sales for the CasualWear segment for the first nine months of the 2000 fiscal year were $172.1 million, 12.7% lower than the $197.1 million recorded in the first nine months of the 1999 fiscal year. Excluding $16.1 million sales reduction due to exiting the Sportswear division, net sales of products for the CasualWear segment were 4.9% lower than in the prior year. This decrease was due primarily to 11.9% lower prices and product mix, offset by 7.0% higher volume.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first nine months of the 2000 fiscal year were $581.8 million, 4.3% higher than the $557.8 million recorded in the first nine months of the 1999 fiscal year. This increase was due primarily to 4.5% higher volume offset by 0.2% lower selling prices and mix.

         Intersegment   Sales:  The  increase  in  intersegment  net  sales  was
  primarily attributable to PerformanceWear sales to Interior Furnishings of fabrics for end customer use of interior furnishings.

         SEGMENT INCOME: Total reportable segment income for the first nine months of the 2000 fiscal year was $66.8 million compared to $70.4 million for the first nine months of the 1999 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the first nine months of the 2000 fiscal year was $21.5 million compared to $13.0 million recorded for the first nine months of the 1999 fiscal year. This increase was due primarily to reduced run-out costs charged to operations associated with the 1999 restructuring of $8.9 million, $6.6 million resulting from cost reductions and restructuring and improved net operating efficiencies resulting from the restructuring of manufacturing and associated capacity reductions of $2.4 million, partially offset by reduced margins resulting from lower volume and price/mix of $7.5 million and higher Mexican start-up costs of $2.0 million.

         CasualWear: Income (loss) of the CasualWear segment for the first nine months of the 2000 fiscal year was $(7.9) million compared to $1.1 million recorded for the first nine months of the 1999 fiscal year. This decrease was due primarily to $25.1 million lower margins resulting from price/mix and manufacturing inefficiencies, partially offset by the absence of Sportswear losses of $4.8 million, reduced run-out costs charged to operations associated with the 1999 restructuring of $2.8 million, higher equity earnings from joint ventures of $3.4 million, and lower Mexican start-up costs of $5.1 million.

         Interior Furnishings: Income of the interior furnishings products segment for the first nine months of the 2000 fiscal year was $54.3 million compared to $55.2 million recorded for the first nine months of the 1999 fiscal year. This decrease was due primarily to $12.5 million lower margins due to price/mix and manufacturing inefficiencies, partially offset by improved margins from higher volume of $8.6 million, lower provision for doubtful accounts of $1.5 million and $1.8 million lower raw material costs.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $10.0 million for the first nine months of the 2000 fiscal year compared to $9.4 million in the first nine months of the 1999 fiscal year. The increase from the prior year period is attributable mainly to the timing of maintenance expenses.

       OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income (loss) before interest and taxes for the first nine months of the 2000 fiscal year was $36.3 million compared to $42.7 million for the first nine months of the 1999 fiscal year (excluding the 1999 restructuring provision). Amortization of goodwill was $13.3 million and $13.4 million in the 2000 and 1999 periods, respectively.

         INTEREST EXPENSE: Interest expense for the first nine months of the 2000 fiscal year was $49.0 million, or 4.1% of net sales, compared with $44.1 million, or 3.5% of net sales, in the first nine months of the 1999 fiscal year. The increase was mainly attributable to the effects of higher interest rates combined with higher borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the first nine months of the 2000 fiscal year was $11.2 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $4.7 million. Other income for the first nine months of the 1999 fiscal year was $6.9 million consisting of $4.3 million in gains on the disposal of assets and interest income of $2.6 million.

       INCOME TAX EXPENSE: Income tax expense of $9.2 million was recorded for the first nine months of the 2000 fiscal year in comparison with an income tax benefit of $19.8 million for the prior year period. The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently invested. Excluding the tax on the Canadian liquidation, total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of amortization of nondeductible goodwill, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The favorable tax benefit from the FSC was lower in the current period compared to the 1999 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions by October 1. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate scheme put into place and its acceptability to the WTO.

         NET LOSS AND LOSS PER SHARE: Net loss for the first nine months of the 2000 fiscal year was $(3.3) million, or $(0.06) per share (diluted), in comparison with $(35.2) million, or $(0.63) per share (diluted), for the first nine months of the 1999 fiscal year. Net losses for the first nine months of the 2000 and 1999 fiscal years included net charges of $(0.07) per share and $(0.94) per share, respectively, related to the 1999 restructuring provision and related run-out costs included in cost of sales.

   Liquidity and Capital Resources

       During the first nine months of the 2000 fiscal year, the Company generated $9.0 million of cash from operating activities, $6.4 million from the sale of assets and $5.5 million from other investing activities, and had net borrowings of long- and short-term debt of $24.2 million. Cash was used primarily for capital expenditures totaling $56.2 million. At July 1, 2000, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $905.9 million compared with $881.4 million at October 2, 1999 and $870.6 million at July 3, 1999.

       The Company's principal uses of funds during the next several years will be for repayment and servicing of indebtedness, capital investments (including the funding of acquisitions and participations in joint ventures), and working capital needs. The Company intends to fund its financial needs principally from net cash provided by operating activities and, to the extent necessary, from funds provided by the credit facilities described in this section. During the next six months, the Company also expects to generate cash through reductions in working capital levels and cost reduction measures. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs. (See discussion of Bank Credit Agreement refinancing below).

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

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At August 1, 2000, $172.0 million in borrowings under this facility with original maturities of up to 91 days was outstanding.

       The Company has a $550.0 million unsecured revolving credit facility ("1995 Bank Credit Agreement") that expires in March, 2001. At August 1, 2000, the Company had approximately $216.5 million in unused capacity under this facility. The Company also maintains $42.0 million in additional overnight borrowing availability under bank lines of credit.

         Loans under the 1995 Bank Credit Agreement bear interest at either (i) floating rates generally payable quarterly based on an adjusted Eurodollar rate plus 0.50% or (ii) Eurodollar rates or fixed rates that may be offered from time to time by a Lender pursuant to a competitive bid request submitted by the Company, payable up to 360 days. In addition, the Company pays an annual facility fee of 0.25%. The interest rate and the facility fee are currently at the maximum levels under the agreement based on the Company's senior unsecured debt ratings. In the event that both of the Company's debt ratings improve, the interest rate and facility fees would be reduced.

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

         In November 1998, the Company established a $105 million credit facility with a group of banks used to finance the construction and working capital needs of the Company's Mexican subsidiaries related to the expansion projects in Mexico. The facility includes terms and covenants similar to the $550.0 million bank credit agreement, except that the outstanding balance on the third anniversary of the facility will convert to a two-year term loan payable semi-annually in four equal installments. Loans under the new facility are made directly to a Mexican financing subsidiary of the Company and are guaranteed by the Company. At August 1, 2000, the Company had no unused capacity under this facility.

         The outstanding balance of $323.0 million under the 1995 Bank Credit Agreement as of July 1, 2000 is classified as current in the consolidated balance sheet. The Company intends to refinance this facility on a long-term basis prior to maturity, and has begun refinancing discussions with key participants in the facility.

         Any vehicle that is used to refinance outstanding credit facilities can be expected to be considerably more expensive than our current borrowing rate and have more stringent covenants and may require some form of collateral.

         Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

  Commodity Price Risk

         Exposure to changes in commodity prices is managed primarily through the Company's procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at July 1, 2000, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $4.7 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

  Forward-Looking Statements

       With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, the success of the company's overall business strategy, the company's relationships with its principal customers and suppliers, the success of the company's expansion in other countries, the demand for textile products, the cost and availability of raw materials and labor, the company's ability to refinance its existing debt and to finance its capital expansion and modernization programs, the level of the company's indebtedness and the exposure to interest rate fluctuations, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime and of the changes in U.S. apparel trade as a result of recently-enacted Caribbean Basin and Sub-Saharan African trade legislation. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             a)    Exhibits.
                   --------

                   10.1      Burlington   Industries  Equity  Inc.  Amended  and
                             Restated Equity Incentive Plan ("1990 Plan").

                   10.2      Burlington   Industries  Equity  Inc.  Amended  and
                             Restated 1992 Equity Incentive Plan ("1992 Plan").

                   10.3 Burlington Industries, Inc. Amended and Restated 1995 Equity Incentive Plan ("1995 Plan").

                   10.4 Burlington Industries, Inc. Amended and Restated 1998 Equity Incentive Plan ("1998 Plan").

                   10.5 Form of Restricted Stock Award Agreement under the 1990, 1992, 1995 and 1998 Plans.

                   10.6 AvantGarb, LLC 2000 Equity Incentive Plan and forms of agreements thereunder.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ----------------------------
Date:  August 2, 2000                      Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------
Date:  August 2, 2000                      Carl J. Hawk
                                           Controller