Form 10-K
period 2000-09-30
BURLINGTON INDUSTRIES INC /DE/
filed 2000-12-22
CIK 870213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                         Commission file number 1-10984

                           BURLINGTON INDUSTRIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                             56-1584586
---------------------                                 ---------------------
(State of incorporation)                               ( I.R.S. Employer
                                                        Identification No.)

 3330 West Friendly Avenue
     Greensboro, N.C.                                         27410
-----------------------------                       ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (336) 379-2000
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                            -------------------------

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
Yes    X          No
     -----           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 4, 2000, the aggregate market value of Registrant's voting stock held of record by nonaffiliates of Registrant was approximately $70,600,278 (based upon the closing composite price on the New York Stock Exchange on that date), excluding Treasury shares and, without acknowledging affiliate status, 730,091 shares held beneficially by Directors and executive officers as a group.

As of December 4, 2000, there were outstanding 52,075,748 shares of Registrant's Common Stock, par value $.01 per share, and 454,301 shares of Registrant's Nonvoting Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

Portions of Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV hereof.

Portions of Registrant's Proxy Statement dated December 22, 2000 in connection with its Annual Meeting of Stockholders to be held on February 1, 2001 are incorporated by reference into Part III hereof.

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

         During the 1999 fiscal year, the Corporation announced and implemented a comprehensive reorganization plan primarily related to its apparel fabrics businesses. The principal components of the plan included the combination of its apparel fabrics related businesses into two units (Burlington PerformanceWear and Burlington CasualWear) and the reduction of its U.S. apparel fabrics capacity by approximately 25% by closing plants and streamlining production within remaining facilities. See Management's Discussion and Analysis of Results of Operations and Financial Condition - "1999 Restructuring and Impairment", and Note B of the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report to Shareholders.

         During September, 2000, the Corporation approved a plan (the "2000 Restructuring") to strengthen its future profitability and financial flexibility by addressing performance shortfalls, as well as difficult market dynamics. Key elements of the Plan include reducing operating capacity to better align operations with current market demand and to assure the most efficient use of assets; the elimination of unprofitable businesses, including PerformanceWear's garment manufacturing operations in Mexico and the tufted area rug component of Burlington House Floor Accents; reductions in administrative and staff overhead positions; and the generation of cash through the sale of assets, reduced working capital and decreased capital expenditures to reduce debt and improve financial flexibility. The Plan is discussed in detail in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 2000 Annual Report to Shareholders and in Note B of Notes to Consolidated Financial Statements.

         As of September 30, 2000, the Corporation operated 21 U.S. manufacturing plants in five states and five manufacturing plants and two garment assembly plants in Mexico. It also held a 50% interest in three joint ventures: one in India with one manufacturing plant and two in Mexico, each with one manufacturing plant, and held a minority interest in a U.S. yarn manufacturing venture. It also has increased to 51% its ownership interest in Nano-Tex, LLC, a California limited liability company ("Nano-Tex") engaged in research activities directed to enhancing the performance characteristics of textile products. At September 30, 2000, the Corporation employed approximately 17,900 persons, not counting joint venture employees.

Credit Facilities Extension

      On December 5, 2000, the Corporation entered into an amended and restated Credit Agreement with the lenders in its 1995 Credit Agreement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 2000 Annual Report to Shareholders. The extension of the credit facility for up to two and one-half years provides to the Corporation significant liquidity during this period, but also subjects the Corporation to increased borrowing costs and the collateralization of substantially all of its U.S. assets (other than accounts receivable) to secure the amended facility. The added costs of the amended facility and much more stringent financial and negative covenants therein will limit the Corporation's flexibility during the period that this Agreement is in effect.



Products for Apparel Markets

      Burlington PerformanceWear. The Corporation is a leading manufacturer of woven worsted and worsted blend fabrics, as well as woven synthetic fabrics made with 100% polyester, 100% nylon and polyester or nylon blended with wool, rayon, lycra or other fibers, supplied to manufacturers of a wide variety of apparel, activewear and barrier products. Burlington PerformanceWear is organized to service the needs of seven distinct customer groups:

o Menswear - Clothing: Fabrics of worsted wool, synthetics and blends designed for the increasingly diverse needs in men's jackets, suits and formal wear.

o Menswear - Trousers: Fabrics across the fiber spectrum for use in men's slacks and shorts, from business to casual application.

o Womens Wear: A breadth of fabric styles for a wide variety of end-uses in the "moderate" and "better" women's market.

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

      As part of its strategy to focus more resources on the finished product end of the softgoods pipeline, the Corporation disposed of the assets of its Burlington Madison Yarn division in 1998 - 1999. The division was a major supplier of textured and spun synthetic yarns. The Corporation entered into long-term yarn supply agreements with the acquirers of these assets.

      Burlington CasualWear. The Corporation is a leading manufacturer of denim fabrics, focusing on fashion, value-added, specialty products. It produces a diversified product line that services the major brands with innovative and engineered products for denim customization. From plants in the United States, Mexico and India, it is a major supplier to all segments of the branded, designer and private label business. The India denim plant is a 50/50 joint venture with Mafatlal Industries Limited, and the Mexico cotton yarn plant is a 50/50 joint venture with Parkdale Mills Incorporated.

      During 2000, each of the apparel fabric businesses offered customers the option of purchasing fabrics in the form of customer-specified garments through direct garment-making capabilities in Mexico or through the purchase of sewing services from contractors or joint ventures. By the end of fiscal 2000, the Corporation owned in Mexico a jeans sewing plant and a slacks sewing facility, as well as its 50/50 joint venture ownership with International Garment Processors in a new jeans finishing facility in the State of Chihuahua, Mexico. As part of the 2000 Restructuring, the Corporation decided to terminate its garment-making capabilities in PerformanceWear and to sell the slacks-making facility.

Products for Interior Furnishings Markets

      Fabrics and related products. The Corporation is a leading manufacturer of ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, mattress ticking, upholstery fabrics, and decorative fabrics for use by makers of products for the home, office, hospitality and healthcare markets.

The product lines consist of:

o ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, and table linens sold under the Burlington House(R) name to department and specialty stores, under the American Lifestyle(TM) name to discount stores and on a private label basis to several major retailers;

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

      Floor Accents. The Corporation produces tufted area and bath rugs for home use, sold primarily under the Burlington House(R) name to department and specialty stores and the American Lifestyle(TM) name to discount stores. It is a leading producer of printed accent rugs and welcome mats sold under the Bacova(R) name. It markets these products, in addition to fully coordinated bath ensembles, to diverse market segments that include the leading U.S. department stores, mail order catalogs, mass merchants, specialty stores and international customers.

      As part of the 2000 Restructuring, the Corporation decided to exit the unprofitable tufted area and bath rug business and announced the closing of its Monticello, Arkansas plant. The Corporation also engaged an investment firm to advise on the sale of the Bacova portion of this business. Negotiations to sell these businesses continue as of the date of this Report.

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

      The Corporation developed and patented a yarn dyeing process that permits the production of carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor(R) name, represent a substantial portion of current carpet sales. The Corporation also has developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond(R), which enhances the carpet's durability.

      The Corporation's yarn dyeing capability facilitates the offering of carpeting in a wide range of colors. Through its Colorfax(R) program, the Corporation offers customers the ability to order sample yardage manufactured to their exact color specifications. In addition, the Corporation offers high quality digital product simulations, known as Techno-Images (TM). These provide customers with custom design and color direction and are marketed by the Corporation under it's Accelerated Design System (ADS)(TM). Techno-Images(TM) are deliverable within 48 hours of request.

Financial Information Concerning Industry Segments

      Reference is made to Note O to the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning industry segments for the Corporation's 2000, 1999 and 1998 fiscal years.

Exports

      The Corporation's exports were 11.1% of revenues in fiscal year 2000, with export sales of $179.1 million; of these sales, $96.4 million were to Mexico and Canada. The Corporation's export sales were $236 million in fiscal year 1999 and $236.9 million in fiscal year 1998.

Operations

      The Corporation's domestic operations are organized primarily by product category. Products are distributed through direct sales except in a few cases, mainly export sales, where products are sold through independent agents or distributors.

      The Corporation's operations in Mexico, directly owned or through joint ventures, are designed primarily to service markets outside of Mexico. These operations benefit from the quota, tariff and tax advantages of the North American Free Trade Agreement (see "Competition" below) and Mexico's "maquiladora " program.

      The Corporation's corporate headquarters, principal sales and merchandising offices and principal staff operations are located in Greensboro, North Carolina. The Corporation maintains domestic sales offices in New York City and other major cities in the United States.

Manufacturing

      The Corporation is a vertically integrated manufacturer in many of its product areas. Generally, raw fibers are purchased and spun into yarn, or filament yarns are purchased and processed. Yarns, whether produced by the Corporation or purchased, are dyed in some cases, and then are woven, or tufted, into fabric or carpet. Fabric is then sold either as greige (unfinished) goods or in dyed and finished form, or further processed into finished home furnishing or apparel products. Residential and commercial interior furnishings products are further processed and packaged for sale to retailers.

      "Just-in-time" manufacturing techniques, which reduce in-process inventories, floor space requirements and the time required to process a particular order, are used in most facilities. Programs to link customers and suppliers of the Corporation by means of electronic data transmission or the Internet are also in place in all businesses. These programs improve efficiency and reduce lead times by improving communication and planning and processing times at the various stages of production. They also assist the Corporation in working effectively with manufacturers to coordinate their operations with the demands of retailers and, as such, are an important part of the domestic textile industry's "Quick Response" program designed to improve its competitive position vis-a-vis imports. The Corporation is placing increased emphasis on continuous improvement of its manufacturing processes.

Raw Materials

      The Corporation uses many types of fiber, both natural (principally wool and cotton) as well as manufactured (polyester, nylon, polypropylene, acrylic, rayon, Tencel(R) and acetate), in the manufacture of its textile products. Total raw material costs were 33.4% of net sales in the 2000 fiscal year, 30.4% of net sales in the 1999 fiscal year and 34.1% of net sales in the 1998 fiscal year. The Corporation believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs, relative currency values, and prices of underlying raw materials such as petroleum.

      The Corporation purchases all of its raw materials and dyes, and, generally, has had no difficulty in obtaining these materials. Wool and man-made fibers are available from a wide variety of sources both domestically and abroad. Cotton is available from a wide variety of domestic sources. Other materials, such as dyes and chemicals, are generally available, but, as in the case of raw materials, continued availability is dependent to varying degrees upon the adequacy of petroleum supplies.

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

      Basic research and development responsibility is located in each product area and focused on specific process and product development needs. Total expenditures for research, product development, productivity enhancements, enhanced styling and market samples aggregated $47.8 million in the 2000 fiscal year, $50.9 million in the 1999 fiscal year and $58.9 million in the 1998 fiscal year. Included in these amounts are research and development expenditures which totaled $11.8 million in the 2000 fiscal year ($6.7 million in the PerformanceWear segment, $1.5 million in the CasualWear segment and $3.6 million in the Interior Furnishings segment), compared with $12.1 million and $14.9 million in the 1999 and 1998 fiscal years, respectively.

      In November 1999, the Corporation increased its ownership interest to 51% in Nano-Tex, LLC (formerly AvantGarb, LLC), a California start-up company developing novel chemistry directed to enhancing the performance characteristics of textile products. Nano-Tex operates a research facility in Emeryville, California with 11 scientists engaged in research activities. The Corporation believes that the application of Nano-Tex's research to the next generation of textile products is potentially very promising but remains highly experimental at this point. Research and product development to date have been focused on providing existing products with enhanced performance characteristics for use in the apparel and home furnishings markets. The Corporation currently expects that products incorporating Nano-Tex technology will be offered to customers of consumer apparel products during the first six months of 2001.

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

      From time to time, the Corporation's product development efforts have resulted in new processes or products, some of which have been patented.
Examples of Burlington-developed technology include the Xalt(R) family of composite, laminate fabrics used in activewear and Duracolor(R) carpets, manufactured using stain-resistant technology with respect to which the Corporation has obtained patents. Because the Corporation's business is not dependent to any significant degree upon patents and licenses (with the exception of the patented stain resistant carpet technology in the case of the interior furnishings segment), the loss of any patents or licenses now held by the Corporation would not have a material adverse effect upon its business or results of operations.

      To date, Nano-Tex has filed 44 patent applications on a series of inventions in a number of improvement fields applicable to textiles. It has also filed for trademark registration of its name and various derivations thereof using the "Nano" prefix. There can be no assurance as to the extent to which these registrations and applications will result in registered trademarks and issued patents, although the Corporation's patent counsel believe that a significant intellectual property portfolio will result from these filings. Under agreements with Nano-Tex, the Corporation has the exclusive right to use on a perpetual basis and favorable license terms, all technologies developed which apply to textile fields practiced by the Corporation. In addition, the Corporation is committed to represent Nano-Tex in exploiting all of its technology in the textile field, including areas where the Corporation is not presently a manufacturer.

      The Corporation derives licensing income (approximately $2.9 million in the 2000 fiscal year) from licenses of the Corporation's technology and from licenses of the Burlington(R) name, principally to manufacturers of socks and hosiery products in the United States and Europe.

Competition

      The global and United States textile industries are highly competitive. No one firm dominates the United States market, and many companies compete only in limited segments of the textile market. Certain of the Corporation's products also compete with non-textile products. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and the degree of fashion risk inherent in the product. The apparel fabrics divisions' offering of fabrics in garment form puts the Corporation into competition with a global array of highly-competitive garment makers.

      Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. Government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration, represents in excess of 85% of the U.S. market. However, as noted below, the fastest growth in recent years has come from Mexico and Caribbean countries, which can benefit U.S. producers.

      U.S. retailers' and apparel manufacturers' sourcing decisions are affected by numerous factors, including relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade, particularly those setting quota and tariff levels. As evidence of the impact of these factors, sourcing of textile and apparel imports for goods shipped into the United States -- once dominated primarily by Hong Kong, Taiwan and Korea -- has been shifting to other lower-cost producer countries such as The People's Republic of China, Bangladesh, Pakistan, Mexico and countries in the Caribbean Basin. The Corporation believes that changing cost structures, delivery lead times, political uncertainty and infrastructure deficiencies associated with many of these producers have caused importers to reassess the degree of reliance placed upon certain of these sources, and to reconsider the importance of the reliability of manufacturing sources closer to point of sale which can satisfy retailers' rapid replacement/response needs. In addition to these factors, the U.S. Government's policies designed to benefit Mexico and the Caribbean Basin, through favored quota and tariff treatment, have accelerated the shift in production of garments to sources in the western hemisphere, indirectly benefiting U.S. textile producers.

      Under the North American Free Trade Agreement ("NAFTA") with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Because the Corporation is a major U.S. apparel fabrics manufacturer and a resident, diversified textile and finished product manufacturer in Mexico, the Corporation believes that NAFTA is advantageous to the Corporation. In addition, the U.S. "807" tariff program benefits U.S. textile producers whose cut fabrics are incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged on only the value added in assembling the garments.

      The impact of the economic factors and legislative/treaty provisions described above are apparent in the rapid growth of U.S. apparel imports from the Caribbean Basin, Canada and Mexico. Apparel imports from these countries have grown from 6.5% of total apparel imports in 1984 to approximately 40% in 2000, surpassing imports from the Far East. Mexico has now become the largest exporter of apparel to the U.S., surpassing China.

      During 2000, legislation was passed relating to trade between the U.S. and Sub-Saharan African nations, trade between the U.S. and the Caribbean Basin countries, and reduction of U.S. wool fabric tariffs (the "2000 Trade Amendments"). Of these changes, only the requirements that Caribbean countries use U.S.-made fabric to obtain favorable trade concessions would be of benefit to the Corporation. Since these provisions became effective after the end of the fiscal year, it is difficult to predict their ultimate net impact on the Corporation.

      Also of significance to domestic textile and apparel companies is the ultimate impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") established under GATT in January 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO will oversee the phaseout of textile and apparel quotas over a ten-year period through 2004. In addition, tariffs on textile and apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile and apparel trade would revert to regular GATT rules that would prohibit quotas and most other non-tariff barriers. The Clinton Administration has also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade, although "fast track" authority to negotiate new agreements was denied by Congress. The Administration recently announced an agreement with China (which has received Congressional approval) to facilitate its admission to the WTO and access to the more liberal trade regime currently being phased in. It is expected that China will obtain the full benefits of the WTO liberalization in the textile/apparel field on January 1, 2005. The Administration has also entered into a free trade agreement with Jordan and proposed similar agreements with Chile and Singapore.

      Over the years, the Corporation has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration and by increasing production in lower cost countries. Capital expenditures and systems improvements have centered on strengthening value-added product strategies and on increasing productivity, lowering costs and improving quality. The Corporation also has introduced manufacturing techniques such as "just-in-time" and "Quick Response" and created electronic data links with customers and suppliers, thereby shortening lead times and improving service. The Corporation has invested in yarn, apparel fabric and garment manufacturing and processing facilities in Mexico and India in response to the forces affecting global textile and apparel trade which have been described above.

      The long-run success of the Corporation will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as NAFTA, the 2000 Trade Amendments and the GATT/WTO changes, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, the value of the United States dollar in relation to other currencies and world economic developments generally. The Corporation's success also will be affected by the ability of certain of the Corporation's customers to remain competitive, the success of the Corporation's global diversification, modernization and cost-reduction efforts and, most importantly, the ongoing ability of the Corporation to produce innovative, quality products to satisfy specific customer needs at competitive costs. The Corporation's exclusive right to commercialize Nano-Tex's future product applications, if and when achieved, could provide it unique market opportunities.

Employees

      The number of persons employed by the Corporation in both its domestic and foreign operations, excluding joint ventures, as of September 30, 2000, was approximately 17,900. The Corporation's workforce in the United States is not represented by labor unions. All wage employees in the Corporation's Mexican operations (approximately 3,500 persons) and in its Mexican joint ventures are represented by labor unions.

Customers

      The Corporation primarily markets its products to approximately 8,000 customers in the United States. The Corporation also markets its products to customers in Canada, Mexico, Central and South America, Europe, Africa, Australia and Asian countries. For the 2000 fiscal year, no single customer represented more than 10% of the Corporation's net sales, and the Corporation's 10 largest customers accounted for approximately 26% of net sales.

Backlog

      The Corporation's business generally is characterized by very short forward order positions. The backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Corporation, was approximately 15.2% of annual net sales at the end of the 2000 fiscal year, compared with approximately 14.4% of annual net sales at the end of the 1999 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 2000 fiscal year for the PerformanceWear segment was 22.0% of annual net sales of the segment, for the CasualWear segment was 22.9% of annual net sales of the segment, and for the Interior Furnishings segment was 8.6% of annual net sales of the segment.

Governmental Regulation

      The Corporation is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act, the Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. Mexico imposes similar obligations on resident producers. The Corporation is presently engaged in a number of environmental remediation plans and has reported dispositions of waste that could result in future remediation obligations. The Corporation cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of "Legal and Environmental Contingencies" under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 2.  Properties

      As of September 30, 2000 the Corporation operated 21 manufacturing plants in the United States, of which 11 were located in North Carolina, six in Virginia, two in Arkansas and one each in Mississippi and Tennessee. All but two of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 9.8 million square feet. The Corporation's international operations include five textile manufacturing plants, two garment assembly plants, a joint venture yarn plant and a joint venture garment processing plant, all in Mexico, and a joint venture fabric plant in India. As a result of the 2000 Restructuring, the Corporation will close or sell a manufacturing plant in Tennessee utilized in the PerformanceWear division, two tufted rug plants utilized by Burlington House Floor Accents in Monticello, Arkansas, the mens slack garment assembly facility utilized by PerformanceWear in Mexico and its residential carpet plant in Mexico. The Corporation is engaged in discussions to sell its Bacova business which would transfer one plant in Virginia to a purchaser if consumated.

        Three of the plants in Mexico (two wholly-owned and one joint venture) are located on a site near the Popocatepetl volcano which has become very active in December 2000. The Corporation believes that its insurance coverages are adequate to protect it from damage or business interruption in the event of an unprecedented , catastrophic eruption.

      Of the Corporation's manufacturing plants (including the two garment assembly plants), 10 are used principally in the PerformanceWear segment, five are used in the CasualWear segment, and 13 are used in the Interior Furnishings segment. In addition, the Corporation has eight manufacturing plants not currently in operation and held for sale. The Corporation's U.S. plants generally operate on a three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Corporation considers its plants and equipment to be in good condition.

      The  corporate  headquarters  building  in  Greensboro,   North  Carolina,
containing approximately 430,000 square feet, was completed and occupied in 1971. The building is located on property occupied under a 99-year ground lease that began in 1969.

      Under the amended and restated Bank Credit Facility entered into by the Corporation as of December 5, 2000, liens on substantially all of the Corporation's assets (excluding accounts receivables which are subject to a lien under a separate credit facility) were granted to bank lenders as collateral to secure this facility. At the closing, the Corporation mortgaged 19 real properties to the banks, consisting of the major manufacturing facilities of the Corporation and its headquarters building, and has committed to mortgage an additional 9 properties as promptly as possible.

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

Item 4.       Submission of Matters to a Vote of Security Holders

      At the Corporation's 2000 Annual Meeting of Stockholders on February 3, 2000, the stockholders voted to elect Jerald A. Blumberg, John D. Englar and Abraham B. Stenberg as Directors for a three-year term; and to select Ernst & Young LLP as independent public accountants for the 2000 fiscal year. (Mr. Stenberg resigned as a director in connection with his retirement as an officer of the Corporation at the fiscal year end.) The votes received for each such matter were as follows:

       Matter             For        Against or   Abstain       Broker Non-Votes
                                      Withheld

Jerald A. Blumberg     45,894,600      979,093          0            N/A

John D. Englar         45,868,669    1,005,024          0            N/A

Abraham B. Stenberg    45,890,923      982,770          0            N/A

Ernst & Young LLP      46,609,637      185,407     78,649            N/A


Executive Officers of the Corporation

  The Corporation's executive officers are listed below.

                 Name           Age                      Position

  George W. Henderson, III      52     Director, Chairman of the Board and
                                       Chief Executive Officer

  Douglas J. McGregor           59     Director, President and Chief
                                       Operating Officer

  John D. Englar                53     Director, Senior Vice President,
                                       Corporate Development and Law

  Charles E. Peters, Jr.        48     Senior Vice President and Chief
                                       Financial Officer

  John P. Ganley                46     President, Burlington House Division

  Bernard J. Leonard            61     President, Burlington CasualWear Division

  James R. McCallum             45     President, Lees Carpet Division

  Judith J. Altman              42     Vice President and Chief
                                       Information Officer

  James M. Guin                 57     Vice President, Human Resources
                                       and Corporate Communications

  Robert A. Wicker              56     Vice President and General Counsel

  Carl J. Hawk                  59     Controller

  Randall A. Hanson             40     Corporate Secretary and
                                       Associate General Counsel

      Mr. Henderson has been Chairman of the Board of the Corporation since February 1998, and Chief Executive Officer since 1995. Prior thereto, he was President and Chief Operating Officer of the Corporation (from 1993).

      Mr. McGregor joined the Corporation as President and Chief Operating Officer on June 1, 2000, and was elected a Director on July 26, 2000. Prior to joining the Corporation, Mr. McGregor served as Chairman and Chief Executive Officer (from January 1997 to October 1998) and President and Chief Operating Officer (from January 1990 to January 1997) of M. A. Hanna Company.

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

      Mr.  Guin  has  been  Vice   President,   Human  Resources  and  Corporate
Communications of the Corporation, since 1996. Prior thereto, he was Director of Human Resources for the Corporation (from 1993 through 1995).

      Mr. Wicker has been Vice President and General Counsel of the Corporation since 1995. Prior thereto, he was Associate General Counsel of the Corporation (from 1992).

      Mr. Hawk was elected Controller of Burlington in November 1999. Prior thereto, he was Director of Accounting of the Corporation (from 1990).

      Mr. Hanson was named Corporate Secretary and Associate General Counsel on November 1, 2000. Prior thereto, he was Associate General Counsel and Assistant Secretary (from 1995).

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


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      Reference is made to Note S to the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the composite high and low sales prices for the Corporation's Common Stock for each fiscal quarter of fiscal years 2000 and 1999. The Corporation's common stock is traded on the New York Stock Exchange.

      As of November 17, 2000, there were approximately 1,763 holders of record of the Corporation's Common Stock and one holder of record of the Corporation's Nonvoting Common Stock.

      The Corporation has not paid any cash dividends on its common stock during fiscal years 2000 and 1999. Under the provisions of the Corporation's amended and restated Bank Credit Agreement the Corporation may not pay cash dividends or repurchase stock (other than limited amounts under employee stock or incentive plans).

Item 6.       Selected Financial Data

      The information required by this Item is set forth in the table entitled "Statistical Review" in the Corporation's 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item is set forth under the subheading "Risk Management" on page 15 in the Corporation's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

     The financial statements, including the Report of the Corporation's Independent Auditors, required by this Item are incorporated herein by reference to the Corporation's 2000 Annual Report to Shareholders. See Item 14 for a list of those financial statements and the pages of the Corporation's 2000 Annual Report to Shareholders from which they are incorporated.








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




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


              None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

     The information required by this Item is set forth under the captions "Information about Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated December 22, 2000 and is incorporated herein by reference.

     Information with respect to the Corporation's executive officers is included in Part I of this Report.

Item 11.      Executive Compensation

        The information required by this Item is set forth under the captions "Compensation of Directors"; "Report of the Compensation and Benefits Committee on Executive Compensation"; "Executive Compensation"; and "Stock Performance Graph" in the Corporation's Proxy Statement dated December 28, 2000 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       The  information  required  by this Item is set forth  under the  caption
"Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement dated December 22, 2000 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)     1.     Financial Statements

              The information contained in the Corporation's 2000 Annual Report to Shareholders under the captions and on the pages indicated below is incorporated herein by reference:

                     Report of Ernst & Young LLP, Independent Auditors (page 37)

                     Consolidated Statements of Operations - for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998 (page 17)

                     Consolidated Balance Sheets - as of September 30, 2000 and October 2, 1999 (page 18)


                     Consolidated Statements of Shareholders' Equity - for the fiscal years ended October 3, 1998, October 2, 1999 and September 30, 2000 (page 19)

                     Consolidated Statements of Cash Flows - for the fiscal years ended September 30, 2000, October 2, 1999, and October 3, 1998 (page 20)

                     Notes to Consolidated Financial Statements (pages 21 to 35)

              2.     Financial Statement Schedules

              The financial statement schedule listed under Item 8 is filed as a part of this Report.

3.       Exhibits

              The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

      (b) The Corporation did not file any reports on Form 8-K for the last quarter of fiscal year 2000.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BURLINGTON INDUSTRIES, INC.

Date:  December 15, 2000
                                         By /s/ George W. Henderson, III
                                            ---------------------------------
                                                George W. Henderson, III
                                                Chairman of the Board
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

           Signature                      Title                      Date

/s/ George W. Henderson, III    Director, Chairman of the      December 15, 2000
----------------------------     Board and Chief Executive
    George W. Henderson, III     Officer
                                (Principal Executive Officer)

/s/ Charles E. Peters, Jr.      Senior Vice President and      December 15, 2000
----------------------------     Chief Financial Officer
    Charles E. Peters, Jr.      (Principal Financial Officer)


/s/ Carl J. Hawk                Controller                     December 15, 2000
----------------------------    (Principal Accounting Officer)
    Carl J. Hawk

/s/ Jerald A. Blumberg          Director                       December 15, 2000
----------------------------
    Jerald A. Blumberg

/s/ John D. Englar              Director                       December 15, 2000
----------------------------
    John D. Englar

/s/ Douglas J. McGregor         Director                       December 15, 2000
----------------------------
    Douglas J. McGregor

/s/ John G. Medlin, Jr.         Director                       December 15, 2000
----------------------------
    John G. Medlin, Jr.

/s/ Nelson Schwab III           Director                       December 15, 2000
----------------------------
    Nelson Schwab III

/s/ Theresa M. Stone            Director                       December 15, 2000
----------------------------
    Theresa M. Stone

/s/ W. Barger Tygart            Director                       December 15, 2000
----------------------------
    W. Barger Tygart

                                Index to Exhibits
                                 (Item 14(a)(3))

Exhibit
  No.                             Description

3.1 Restated Certificate of Incorporation of Burlington Industries, Inc. ("the Company") (incorporated by reference from the Company's Registration Statement on Form 8-B, filed on June 3, 1994).

3.2 Bylaws of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997).

4.1 Credit Agreement dated as of September 30, 1988, as amended and restated as of December 5, 2000, among the Company, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank USA, N.A., as Fronting Bank, together with forms of Indemnity, Subrogation and Contribution Agreement, Guarantee Agreement, Pledge Agreement and Security Agreement, each Exhibits to the Credit Agreement.

4.2 Form of Rights Agreement dated as of December 3, 1997 (amended and restated as of February 4, 1999), between the Company and First Union National Bank (as successor to Wachovia Bank, N.A.), as Rights Agent (incorporated by reference from Exhibit
                  4.1 to the Company's Registration Statement on Form 8-A/A filed on April 5, 1999).

4.3 Indenture dated as of September 1, 1995 between the Company and The Bank of New York (as Successor Trustee to Wachovia Bank of North Carolina, N.A.), and forms of notes thereto as Exhibits to the Indenture (incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-95350, filed on August 2, 1995).

10.1              Indenture of Lease dated February 26, 1969, between Blanche S.
                  Benjamin  and Edward B.  Benjamin,  and a  predecessor  to the
                  Company, including the amendment thereto (incorporated by reference from Burlington Holdings Inc.'s ("Burlington Holdings") Registration Statement on Form S-1, File No. 33-16437, filed on August 12, 1987).

10.2 Form of Stock Purchase Agreement dated as of March 19, 1992, between Burlington Equity and The Equitable Life Assurance Society of the United States and its affiliates (incorporated by reference from Amendment No. 6 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 19, 1992).

10.3(a) Stockholder Agreement dated as of October 23, 1990, among Burlington Equity and the other parties listed on the signature pages thereof (incorporated by reference from the Annual Report on Form 10-K for Burlington Industries Capital Inc. for the fiscal year ended September 29, 1990).

10.3(b) Amendment dated January 17, 1992, to the Stockholder Agreement (incorporated by reference from Amendment No. 3 to Burlington Equity's Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992).

10.3(c) Letter agreement dated October 25, 1993, with respect to the Stockholder Agreement (incorporated by reference form the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.4 1994 Deferred Compensation Plan (incorporated by reference from the Annual Report on Form 10-K for Burlington Industries Equity Inc. ("Burlington Equity") for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

10.5 Description of Supplemental Executive Retirement Plan, and form of participant agreement (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.6 Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 1,
                  1994). (Management contract or compensatory plan, contract or arrangement.)

10.7 Burlington Equity Amended and Restated Equity Incentive Plan (the "1990 Plan") (incorporated by reference from the Quarterly Report on Form 10-Q for the Company for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.8(a) Burlington Equity Amended and Restated 1992 Equity Incentive Plan (the "1992 Plan" (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensation plan, contract or arrangement.)

10.8(b) Forms of agreements under 1992 Plan (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

10.8(c) Forms of amendments to agreements under 1992 Plan, effective as of July 28, 1993 (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

10.9(a) Amended and Restated 1995 Equity Incentive Plan ("1995 Plan") (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.9(b) Form of agreement under 1995 Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

10.9(c) Form of agreement under 1995 Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999). (Management contract or compensatory plan, contract or arrangement.)

10.10(a) Amended and Restated 1998 Equity Incentive Plan ("1998 Plan") (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.10(b) Forms of agreements under 1998 Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999). (Management contract or compensatory plan, contract or arrangement).

10.10(c) Form of agreement under the 1995 and 1998 Plans. (Management contract or compensatory plan, contract or arrangement).

10.11 Form of restricted stock agreements under the 1990, 1992, 1995 and 1998 Plans (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.12 Agreement dated as of February 3, 2000 between the Company and George W. Henderson, III (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.13(a) Agreement dated as of January 1, 1998, between the Company and Abraham B. Stenberg (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998). (Management contract or compensatory plan, contract or arrangement).

10.13(b) Agreement dated September 13, 2000 between the Company and Abraham B. Stenberg. (Management contract or compensatory plan, contract or arrangement).

10.14             Agreement  dated May 19, 2000  between the Company and Douglas
                  J.  McGregor.   (Management  contract  or  compensatory  plan,
                  contract or arrangement).

10.15 Agreement dated as of February 3, 2000, between the Company and John D. Englar (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.16 Agreement dated as of February 3, 2000, between the Company and Charles E. Peters, Jr. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.17 Agreement dated as of January 1, 2000, between the Company and James R. McCallum. (Management contract or compensatory plan, contract or arrangement).

10.18 AvantGarb, LLC 2000 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.19 Director Stock Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999). (Management contract or compensatory plan, contract or arrangement).

10.20(a) Amended and Restated Receivables Purchase Agreement dated as of December 10, 1997 among B.I. Funding, Inc. ("BIF"), the Company, B.I. Transportation, Inc. ("BIT"), Burlington Apparel Services Company ("BASC"), Burlington International Services Company ("BISC"), Burlington Fabrics Inc. ("Fabrics") and The Bacova Guild, Ltd. ("Bacova") (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(b) Amended and Restated Facility Agreement dated as of December 10, 1997, among BIF, the Company, as Servicer, and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(c) Loan Agreement dated as of December 10, 1997, among BIF, certain financial institutions as Liquidity Lenders, Blue Ridge Asset Funding Corporation, as Conduit Lender, and Wachovia, as Agent for the Lenders (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(d) Security Agreement dated as of December 10, 1997, among BIF and Wachovia as Agent and Collateral Agent (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(e) Amended and Restated Subordination Agreement, Consent and Acknowledgment, dated as of December 10, 1997, among BIF, the Company, BIT, BASC, BISC, Fabrics, Bacova and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Company's Form 10-K Annual Report for the fiscal year ended September 27, 1997).

12                Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Company's 2000 Annual Report to Shareholders expressly incorporated by reference.

18 Letter of Ernst & Young LLP regarding change in accounting principles.

21                List of subsidiaries of the Company.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule.

                                                                     Schedule II

               BURLINGTON INDUSTRIES INC. AND SUBSIDIARY COMPANIES

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)

                                     Additions
                                      Charged
                                     (Credited)
                         Balance at   to Costs  Charged                Balance
                          Beginning     and     to Other               at Close
     Description          of Period   Expenses  Accounts  Deductions  of Period
----------------------   ----------  ---------  --------  ----------  ---------

Fiscal year ended September 30, 2000
------------------------------------
 Deducted from customer
  accounts receivable:
   Doubtful accounts....  $ 3,771     $ 4,380      $ -      $ 5,214 (2) $ 2,929
                                                                  8 (3)
   Discounts............      883          57 (1)    -            -         940
   Returns and
    allowances..........   13,604        (607)(1)    -            -      12,997
                          -------     -------      ---      -------     --------
                          $18,258     $ 3,830      $ -      $ 5,222     $16,866
                          =======     =======      ===      =======     =======


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