Form 10-Q
period 2000-12-30
BURLINGTON INDUSTRIES INC /DE/
filed 2001-02-12
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      December 30, 2000
                                 ------------------------------

  Commission file number    1-10984
                         --------------------------------------


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

                                 (336) 379-2000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of February 6, 2001 there were outstanding 53,714,984 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                               Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)



                                          Three            Three
                                         months           months
                                          ended            ended
                                       December 30,      January 1,
                                          2000             2000
                                       ------------    ------------
Net sales                            $     364,314   $     371,048
Cost of sales                              335,532         327,337
                                       ------------    ------------
Gross profit                                28,782          43,711
Selling, general and administrative
  expenses                                  31,558          32,708
Provision for doubtful accounts              1,707             269
Amortization of goodwill                         0           4,449
                                       ------------    ------------
Operating income (loss) before
  interest and taxes                        (4,483)          6,285

Interest expense                            17,871          15,627
Equity in income of joint ventures          (2,500)         (1,799)
Other expense (income) - net                (2,510)         (6,742)
                                       ------------    ------------
Loss before income taxes                   (17,344)           (801)

Income tax expense (benefit):
  Current                                   (5,313)          5,641
  Deferred                                    (508)         (1,122)
                                       ------------    ------------
    Total income tax expense (benefit)      (5,821)          4,519

                                       ------------    ------------
Net loss                             $     (11,523)  $      (5,320)
                                       ============    ============


Basic and diluted loss per
 common share                        $       (0.22)  $       (0.10)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                        December 30,    September 30,
                                            2000            2000
                                        --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents            $         21,610 $       26,172
Short-term investments                         13,356         13,167
Customer accounts receivable after
 deductions of $16,622, and $16,866
 for the respective dates for
 doubtful accounts, discounts, returns
 and allowances                               212,629        269,209
Sundry notes and accounts receivable           35,340         31,792
Inventories                                   263,300        287,969
Prepaid expenses                                3,777          3,476
                                        --------------  -------------
    Total current assets                      550,012        631,785
Fixed assets, at cost:
Land and land improvements                     30,743         30,761
Buildings                                     411,313        410,248
Machinery, fixtures and equipment             657,776        658,597
                                        --------------  -------------
                                            1,099,832      1,099,606
Less accumulated depreciation and
 amortization                                 498,020        487,739
                                        --------------  -------------
    Fixed assets - net                        601,812        611,867
Other assets:
Investments and receivables                    64,317         60,217
Intangibles and deferred charges               58,240         47,731
                                        --------------  -------------
    Total other assets                        122,557        107,948
                                        --------------  -------------
                                     $      1,274,381 $    1,351,600
                                        ==============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                $              0 $        3,400
Long-term debt due currently                    8,650         30,470
Accounts payable - trade                       60,814         86,892
Sundry payables and accrued expenses           82,944         97,552
Income taxes payable                            2,414          2,024
Deferred income taxes                          22,198         22,560
                                        --------------  -------------
      Total current liabilities               177,020        242,898
Long-term liabilities:
Long-term debt                                869,339        865,980
Other                                          54,716         58,288
                                        --------------  -------------
     Total long-term liabilities              924,055        924,268
Deferred income taxes                          89,678         89,659
Shareholders' equity:
Common stock issued                               700            689
Capital in excess of par value                885,269        884,643
Accumulated deficit                          (623,838)      (612,315)
Accumulated other comprehensive
 income (loss)                                (22,714)       (22,452)
Cost of common stock held in treasury        (155,789)      (155,790)
                                        --------------  -------------
     Total shareholders' equity                83,628         94,775
                                        --------------  -------------
                                      $     1,274,381 $    1,351,600
                                        ==============  =============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                      Three         Three
                                                     months        months
                                                      ended         ended
                                                   December 30,   January 1,
                                                      2000          2000
                                                   ------------  ------------
Cash flows from operating activities:
Net loss                                        $      (11,523)$      (5,320)
Adjustments to reconcile net loss to
 net cash provided (used) by operating activities:
   Depreciation and amortization of fixed assets        16,881        15,108
   Provision for doubtful accounts                       1,707           269
   Amortization of intangibles and
    deferred debt expense                                  552         4,667
   Equity in loss of joint ventures                        200           901
   Deferred income taxes                                  (508)       (1,122)
   Translation gain on liquidation of subsidiary             0        (5,507)
   Changes in assets and liabilities:
      Customer accounts receivable - net                54,873        25,790
      Sundry notes and accounts receivable              (3,548)       (1,180)
      Inventories                                       24,669        (4,704)
      Prepaid expenses                                    (301)         (237)
      Accounts payable and accrued expenses            (40,686)      (34,911)
   Change in income taxes payable                          390         3,658
   Payment of financing fees                           (11,698)            0
   Other                                                (3,558)       (1,122)
                                                   ------------  ------------
        Total adjustments                               38,973         1,610
                                                   ------------  ------------
Net cash provided (used) by operating activities        27,450        (3,710)
                                                   ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                  (7,134)      (20,889)
  Proceeds from sales of assets                            450           517
  Change in investments                                 (4,375)          785
                                                   ------------  ------------
Net cash used by investing activities                  (11,059)      (19,587)
                                                   ------------  ------------

Cash flows from financing activities:
  Changes in short-term borrowings                      (3,400)            0
  Repayments of long-term debt                        (110,253)      (13,083)
  Proceeds from issuance of long-term debt              92,700        35,000
                                                   ------------  ------------
Net cash provided (used) by financing activities       (20,953)       21,917
                                                   ------------  ------------

Net change in cash and cash equivalents                 (4,562)       (1,380)
Cash and cash equivalents at beginning of period        26,172        17,402
                                                   ------------  ------------
Cash and cash equivalents at end of period      $       21,610 $      16,022
                                                   ============  ============

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the three months ended December 30, 2000

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

Note D.

     The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended
                                     -------------------------
                                     December 30,  January 1,
                                        2000         2000
                                     ------------ ------------
                                          (in thousands)
Numerator:
  Net income (loss)...............    $(11,523)    $ (5,320)
                                      ========     ========

Denominator:
  Denominator for basic and diluted
   earnings per share.............      52,398       52,072
                                        ======     ========

         For the fiscal 2001 and 2000 periods, 1,955,088 shares and 61,301 shares, respectively, that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because they were antidilutive. During the first three months of the 2001 fiscal year, outstanding shares changed due to the issuance of 10,334 shares to settle Performance Unit awards, the issuance of 743,150 new shares of restricted nonvested stock, the forfeiture of 29,089 shares of restricted nonvested stock, and the issuance of 455,569 vested shares related to the acquisition of the Nano-Tex investment. Under its agreement to purchase a controlling interest in Nano-Tex (formerly AvantGarb LLC), the Company is obligated to issue additional shares of the Company's Common Stock on November 4, 2001 and November 4, 2002 totaling 816,279 shares.

Note E.

 Inventories are summarized as follows (in thousands):

                                                     December 30,  September 30,
                                                         2000          2000
                                                       ---------     ---------
   Inventories at average cost:
        Raw materials................................ $  25,209     $  27,345
        Stock in process............................     69,050        77,978
        Produced goods...............................   187,747       198,176
        Dyes, chemicals and supplies.................    19,442        22,618
                                                      ---------     ---------
                                                        301,448       326,117
        Less excess of average cost over LIFO........    38,148        38,148
                                                      ---------     ---------
            Total.................................... $ 263,300     $ 287,969
                                                      =========     =========

Note F.

         Comprehensive income (loss) totaled $(11,785,000) and $(11,386,000) for the three months ended December 30, 2000 and January 1, 2000, respectively. Comprehensive income (loss) consists of net loss, foreign currency translation adjustments, unrealized gains/losses on interest rate derivatives and marketable securities (net of income taxes), and reclassification of $(5,507,000) in the three months ended January 1, 2000 for a foreign currency translation gain included in "Other income"arising from the liquidation of the Company's Canadian subsidiary.

Note G.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, all derivatives are required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 on October 1, 2000 resulted in the cumulative effect of an accounting change of $1.4 million being recognized as a net gain (after taxes) in other comprehensive income (loss). In addition, income of $16.2 thousand (after income taxes), or $0.00 per share, was recognized upon adoption but not presented as a separate line in the consolidated statement of operations as the cumulative effect of an accounting change due to lack of materiality.

         SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

         For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Fair Value Hedging Strategy

         The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. For the quarter ended December 30, 2000, the Company did not designate any such forward exchange contracts as hedges.

Cash Flow Hedging Strategy

         The Company has entered into interest rate swap and cap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At December 30, 2000, $50 million of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement through January 2002, $50 million was designated as the hedged item to an interest rate swap agreement through November 2002, and $100 million was designated as the hedged item to an interest rate cap agreement through March 2003.

         To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue and subsequent cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue and cash flows is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. For the quarter ended December 30, 2000, the Company did not designate any such forward exchange contracts as hedges.

         During the three months ended December 30, 2000, the Company recognized a gain of $0.1 million related to the portion of the designated hedging instruments excluded from the assessment of hedge effectiveness, included in Other Expense (Income) - Net in the statement of operations. At December 30, 2000, the Company expects to reclassify $0.04 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

         The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 30, 2000, the fair value carrying amounts of these instruments was a $0.2 million asset. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. At December 30, 2000, the fair value carrying amount related to foreign currency contracts in the consolidated balance sheets was a $0.9 liability.

Note H.

         On December 5, 2000, the Company entered into an amended bank credit agreement ("2000 Bank Credit Agreement") which extends the 1995 Bank Credit Agreement for up to 30 months. The amended facility consists of a $600.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed $600.0 million.

         Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company pays an annual commitment fee of 0.50% on the unused portion of the facility. The facility commitment amount will be reduced to $525.0 million on September 30, 2001 and to $450.0 million on September 30, 2002. At December 30, 2000, the average interest rate under this agreement was 9.875%.

         The 2000 Bank Credit Agreement imposes various limitations on the liquidity and flexibility of the Company. The Agreement requires the Company to maintain minimum interest coverage and maximum leverage ratios and a specified level of net worth. In addition, the amended Agreement contains covenants applicable to the Company and all material subsidiaries, limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend or other restricted payments, the entering into of certain lease and sale and leaseback transactions, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates or agreements which are materially adverse to the bank lenders. All obligations under the amended facility are unconditionally guaranteed by each material existing and subsequently acquired or organized domestic subsidiary of the Company. The facility is also secured by perfected first-priority security interests in substantially all U.S. assets of the Company other than receivables, including significant real properties, inventory and fixed assets and all of the capital stock of the Company's existing and future subsidiaries, limited in the case of any foreign subsidiary to 65.0% of their capital stock. In addition, proceeds from sales of assets, except for certain exclusions, must be used to repay borrowings under the facility.

Note I.

         The following is combined summarized unaudited financial information of the Company's investments in affiliates that are accounted for on the equity method (in millions):

                                   Three months ended
                                -------------------------
                                December 30,  January 1,
                                    2000          2000
                                -----------   ------------

      Revenue..................    $ 105.9      $ 110.4
      Gross profit.............        0.9         10.2
      Net income (loss)........       (6.7)         1.5

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

Note J.

         The Company conducts its operations in four principal operating segments: PerformanceWear, CasualWear, Interior Furnishings and Carpet. Beginning in the first quarter of 2001, the Company changed its organizational structure so that the Carpet business, formerly part of the Interior Furnishings segment, reports to the chief operating decision maker. This represents a change in the Company's segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results (in millions):

                                               Three Months Ended
                                          ----------------------------
                                           December 30,    January 1,
                                               2000           2000
                                          -------------  -------------
                                          (Dollar amounts in millions)
Net sales
         PerformanceWear........            $  122.3     $  136.2
         CasualWear.............                67.0         50.6
         Interior Furnishings...               108.1        123.3
         Carpet.................                67.3         62.5
         Other..................                 7.2          8.5
                                            --------     --------
                                               371.9        381.1
         Less:
          Intersegment sales....                (7.6)       (10.1)
                                            --------     --------
                                            $  364.3     $  371.0
                                            ========     ========

Income (loss) before income taxes
         PerformanceWear........            $   (2.7)    $    4.8
         CasualWear.............                (4.9)        (5.4)
         Interior Furnishings...                (2.8)         5.6
         Carpet.................                12.2         10.2
         Other..................                (0.7)        (0.3)
                                            ---------    --------
           Total reportable
       segments............                      1.1         14.9
         Corporate expenses.....                (3.0)        (2.4)
         Goodwill amortization..                 0.0         (4.4)
         Interest expense.......               (17.9)       (15.6)
         Other (expense)
           income - net.........                 2.5          6.7
                                            --------     --------
                                            $  (17.3)    $  ( 0.8)
                                            ========     ========

         Intersegment net sales for the three months ended December 30, 2000 were primarily attributable to PerformanceWear segment sales of $5.8 million and $1.4 million included in the "Other" category. Intersegment net sales for the three months ended January 1, 2000 were primarily attributable to PerformanceWear segment sales of $7.2 million and $2.9 million included in the "Other" category.

Note K.

         During the March quarter of 1999, the Company implemented a comprehensive reorganization plan primarily related to its apparel fabrics business. The apparel fabrics operations had been running at less than full capacity during the preceding 9-12 month period, anticipating that the surge of low-priced garment imports from Asia might only be the temporary result of the Asian financial crisis. The Company viewed this situation to be more permanent in nature and therefore decided to reduce its U.S. manufacturing capacity accordingly and utilize only its most modern facilities to be competitive. The major elements of the plan included:

         (1) The combination of two businesses--Burlington Klopman Fabrics and Burlington Tailored Fashions--into Burlington PerformanceWear. Also, Burlington Global Denim and a portion of the former Sportswear division were combined to form Burlington CasualWear.

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March 1999 quarter; three plants in North Carolina located in Cramerton (sold in July 1999), Mooresville, and Statesville were closed during the June 1999 quarter and one plant in Hillsville, Virginia was sold in June 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina (sold in September
2000) were closed in phases and closure was completed during the March quarter 2000.

         (3)  The  plan  resulted  in  the  reduction  of  approximately   2,800
employees, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service.

The cost of the reorganization was reflected in a restructuring and impairment charge, before income taxes, of $61.4 million ($58.5 million applicable to the apparel fabrics business) recorded in the second fiscal quarter ended April 3, 1999, as adjusted by $3.2 million in the fourth quarter of 1999, $0.2 million in the June quarter of 2000, and $0.5 million in the September 2000 quarter. The components of the adjusted 1999 restructuring and impairment charge included the establishment of a $17.6 million reserve for severance benefit payments, write-down of pension assets of $2.7 million for curtailment and settlement losses, write-downs for impairment of $39.1 million related to fixed assets resulting from the restructuring and a reserve of $2.0 million for lease cancellations and other exit costs expected to be paid through September 2001. Cash costs of the reorganization were substantially offset by cash receipts from asset sales and lower working capital needs.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                               Lease
                                                            Cancellations
                                                Severance     and Other
                                                Benefits      Exit Costs
                                                ---------   -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................    (10.8)         (0.5)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at October 2, 1999............      8.2           1.7
         Payments..............................     (6.6)         (0.8)
         Adjustments...........................     (1.4)         (0.2)
                                                  ------         -----
         Balance at September 30, 2000.........      0.2           0.7
         Payments..............................     (0.1)         (0.1)
                                                  ------         -----
         Balance at December 30, 2000..........   $  0.1         $ 0.6
                                                  ======         ======

         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through December 30, 2000, $34.5 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, in the amounts of $0.3, $7.1 million and $27.1 million for the 2001, 2000 and 1999 fiscal years, respectively.

         During the September quarter of 2000, the Company's Board of Directors approved a plan designed to strengthen the Company's future profitability and financial flexibility. This plan addressed performance shortfalls as well as difficult market dynamics including the continued growth of textile products imports, the casual dressing trend, a drop in exports to Europe because of the weakness of the Euro, price competition in denim and other products, and retailers' efforts to reduce their inventories of interior furnishings products. The major elements of the plan include:

         (1) Realign operating capacity. The Company has or will reduce capacity to better align its operations with current market demand and to assure the most efficient use of assets. This includes: closing a plant in Johnson City, Tennessee and moving a portion of its production to other underutilized facilities in the first half of fiscal year 2001; reducing operations at the Clarksville, Virginia facilities of the PerformanceWear segment in the December 2000 quarter; and reducing the size of the Company's trucking fleet and closing the Gaston trucking terminal located in Belmont, North Carolina in the December 2000 quarter.

         (2) Eliminate unprofitable businesses. The PerformanceWear segment has exited its garment-making business (December 2000), and is offering its facility in Cuernavaca, Mexico for sale, and will prune unprofitable product lines. Also, the Company plans to exit its tufted area rug business in Monticello, Arkansas as soon as commitments to customers can be completed.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This will result in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2001.

         (4) Pay down debt. Company-wide initiatives to sell non-performing assets, reduce working capital, and decrease capital expenditures will free up cash that will be used to reduce debt and improve financial flexibility. The Company has completed the refinancing of its bank credit facilities (see Note
H).

         The closings and overhead reductions outlined above will result in the elimination of approximately 2,450 jobs in the United States and 950 jobs in Mexico, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service (reduction of approximately 1,600 employees as of December 30, 2000).

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $67.7 million. The components of the 2000 restructuring and impairment charge included the establishment of a $19.7 million reserve for severance benefit payments, write-downs for impairment of $38.0 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $10.0 million primarily for lease cancellation costs expected to be paid through December 2001.

         Following is a summary of activity in the related 2000 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                Benefits      Exit Costs
                                                ---------   --------------
         September 2000 restructuring charge...   $ 19.7       $  10.0
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at September 30, 2000.........     19.3          10.0
         Payments..............................     (4.8)         (0.1)
                                                  ------       -------
         Balance at December 30, 2000..........   $ 14.5       $   9.9
                                                  ======       ========

         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through December 30, 2000, $1.5 million and $8.1 million of such costs have been incurred and charged to operations during the December 2000 quarter and 2000 fiscal year, respectively, consisting primarily of inventory losses and plant carrying costs.

         Assets that have been sold, or are held for sale at December 30, 2000 and are no longer in use, were written down to their estimated fair values less costs of sale. Assets held for sale continue to be included in the Fixed Assets caption on the balance sheet in the amount of $36.1 million. The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 24 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.


Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

Results Of Operations

         The Company reported a net loss of $11.5 million, or $0.22 per share, for the first quarter of fiscal 2001, compared with a net loss of $5.3 million, or $0.10 per share, in the first quarter a year ago. Excluding run-out costs related to the Company's restructuring in September 2000, the first quarter loss would have been $10.4 million, or $0.20 per share.

         The Company entered fiscal year 2001 with aggressive action plans to improve the financial performance of the Company. The Company's plan anticipated losses in the first half of the year as a result of restructuring related charges, production curtailments for inventory reduction, slowing retail and higher interest costs. The Company is pleased with the progress made in the first quarter, having achieved lower than expected losses and significant working capital improvements, while reducing debt by approximately $22 million. The completion of the bank credit facility refinancing provides liquidity to move the Company forward.

         The restructuring plans are on target and capacity reductions will be complete by the end of the March quarter. Working capital reductions exceeded expectations with approximately $59 million reduction in inventories from a year ago. While achieving these reductions penalized earnings, they contributed significantly to debt reduction. Performance thus far puts the Company on track to meet its annual plan and return the Company to profitability in the second half of the year, unless retail activity deteriorates significantly from expectations.

Comparison of Three Months ended December 30, 2000 and January 1, 2000.

         NET SALES: Net sales for the first quarter of the 2001 fiscal year were $364.3 million, 1.8% lower than the $371.0 million recorded for the first quarter of the 2000 fiscal year. Export sales totaled $41 million and $46 million in the 2001 and 2000 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the first quarter of the 2001 fiscal year were $122.3 million, 10.2% lower than the $136.2 million recorded in the first quarter of the 2000 fiscal year. This decrease was due primarily to 9.1% lower volume and 1.1% lower prices and product mix.

         CasualWear: Net sales for the CasualWear segment for the first quarter of the 2001 fiscal year were $67.0 million, 32.4% higher than the $50.6 million recorded in the first quarter of the 2000 fiscal year. This increase was due primarily to 35.4% higher volume offset by 3.0% lower prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first quarter of the 2001 fiscal year were $108.1 million, 12.3% lower than the $123.3 million recorded in the first quarter of the 2000 fiscal year. This decrease was primarily due to 13.6% lower volume offset by 1.3% higher selling prices and mix.

         Carpet: Net sales for the Carpet segment for the first quarter of the 2001 fiscal year were $67.3 million, 7.7% higher than the $62.5 million recorded in the first quarter of the 2000 fiscal year. This increase was primarily due to 5.9% higher prices and product mix and 1.8% higher volume.

         SEGMENT INCOME: Total reportable segment income for the first quarter of the 2001 fiscal year was $1.1 million compared to $14.9 million for the first quarter of the 2000 fiscal year.

         PerformanceWear: Income (loss) of the PerformanceWear segment for the first quarter of the 2001 fiscal year was $(2.7) million compared to $4.8 million recorded for the first quarter of the 2000 fiscal year. This decrease was due primarily to $4.2 million reduction in margins resulting from lower volume and price/mix and the $6.9 million deterioration in manufacturing performance due to restructuring and plant curtailments, partially offset by $2.2 million lower start-up costs in Mexico and $1.5 million of lower raw material costs.

         CasualWear: Losses of the CasualWear segment for the first quarter of the 2001 fiscal year were $(4.9) million compared to $(5.4) million recorded for the first quarter of the 2000 fiscal year. This decreased loss was due primarily to $1.5 million higher margins due to volume and a $0.4 million improvement in manufacturing performance after incurring the costs associated with plant curtailments, partially offset by $1.2 million lower margins due to selling prices and mix.

         Interior  Furnishings:   Income  (loss)  of  the  interior  furnishings
products segment for the first quarter of the 2001 fiscal year was $(2.8) million compared to $5.6 million recorded for the first quarter of the 2000 fiscal year. This decrease was due primarily to $4.2 million lower margins due to volume and $3.7 million negative impact on manufacturing performance due to lower volume, restructuring and plant curtailments and higher bad debt expense of $1.2 million, partially offset by lower raw material costs of $1.0 million.

         Carpet: Income of the Carpet segment for the first quarter of the 2001 fiscal year was $12.2 million compared to $10.2 million recorded for the first quarter of the 2000 fiscal year. This increase was due primarily to $3.8 million higher margins due to volume and price/mix, offset by $1.1 million higher raw material costs and $0.7 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage.

         Other: Losses of other segments for the first quarter of the 2001 fiscal year were $(0.7) million compared to $(0.3) million recorded for the first quarter of the 2000 fiscal year. This resulted primarily from losses in the trucking business during the current period as a result of restructuring.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $3.0 million for the first quarter of the 2001 fiscal year compared to $2.4 million in the first quarter of the 2000 fiscal year.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income (loss) before interest and taxes for the first quarter of the 2001 fiscal year was $(4.5) million loss compared to $6.3 million income for the first quarter of the 2000 fiscal year. Amortization of goodwill was $0.0 and $4.4 million in the first quarter of the 2001 and 2000 fiscal years, respectively. In September 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method, resulting in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill in the September 2000 quarter.

         INTEREST EXPENSE: Interest expense for the first quarter of the 2001 fiscal year was $17.9 million, or 4.9% of net sales, compared with $15.6 million, or 4.2% of net sales, in the first quarter of the 2000 fiscal year. The increase was mainly attributable to the effects of higher borrowing levels combined with higher market interest rates and higher fees associated with the new bank credit facility.

         OTHER EXPENSE (INCOME): Other income for the first quarter of the 2001 fiscal year was $2.5 million consisting principally of interest income. Other income for the first quarter of the 2000 fiscal year was $6.7 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary and interest income of $1.2 million.

         INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(5.8) million was recorded for the first quarter of the 2001 fiscal year in comparison with income tax expense of $4.5 million for the first quarter of the 2000 fiscal year. The total income tax benefit for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of tax rate differences on foreign transactions, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently invested. Excluding the tax on the Canadian liquidation, the 2000 income tax benefit is different from the amounts obtained by applying statutory rates to the loss before income taxes primarily as a result of amortization of nondeductible goodwill, partially offset by the favorable tax treatment of export sales through the FSC. The favorable tax benefit from the FSC was lower in the current period compared to the 2000 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET LOSS AND LOSS PER SHARE: Net loss for the first quarter of the 2001 fiscal year was $(11.5) million, or $(0.22) per share, in comparison with $(5.3) million, or $(0.10) per share, for the first quarter of the 2000 fiscal year. Net loss for the first quarter of the 2001 fiscal year included a net charge of $(0.02) per share related to run-out costs included in cost of sales resulting from the 2000 restructuring. Net loss for the first quarter of the 2000 fiscal year included a net charge of $(0.02) per share related to run-out costs included in cost of sales resulting from the 1999 restructuring.

Liquidity and Capital Resources

         During the first quarter of the 2001 fiscal year, the Company generated $27.5 million of cash from operating activities and $0.4 million from sales of assets. Cash was primarily used for net repayments of long- and short-term debt of $21.0 million and capital expenditures and other investing activities of $11.5 million. At September 30, 2000, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $878.0 million compared with $899.9 million at September 30, 2000.

         The Company's principal uses of funds during the next several years will be for repayment and servicing of indebtedness, working capital needs and capital investments (including the participations in joint ventures and funding of acquisitions). The Company intends to fund its financial needs principally from net cash provided by operating activities, asset sales and, to the extent necessary, from funds provided by the credit facilities described below. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

         During the first quarter of the 2001 fiscal year, investment in capital expenditures totaled $7.1 million, compared to $20.9 million in the 2000 period. The Company anticipates that the level of capital expenditures for fiscal year 2001 will total approximately $30 million, and under its amended bank credit facility, cannot exceed $35 million.

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

         On December 5, 2000, the Company entered into an amended bank credit agreement ("2000 Bank Credit Agreement") which extends the 1995 Bank Credit Agreement for up to 30 months through June 5, 2003. The amended facility consists of a $600.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed $600.0 million. At February 6, 2001, the Company had approximately $156.3 million in unused capacity under this facility.

         Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company pays an annual commitment fee of 0.50% on the unused portion of the facility. The facility commitment amount will be reduced to $525.0 million on September 30, 2001 and to $450.0 million on September 30, 2002.

         The 2000 Bank Credit Agreement imposes various limitations on the liquidity and flexibility of the Company. The Agreement requires the Company to maintain minimum interest coverage and maximum leverage ratios and a specified level of net worth. In addition, the amended Agreement contains covenants applicable to the Company and all material subsidiaries, limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend or other restricted payments, the entering into of certain lease and sale and leaseback transactions, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates or agreements which are materially adverse to the bank lenders. All obligations under the amended facility are unconditionally guaranteed by each material existing and subsequently acquired or organized domestic subsidiary of the Company. The facility is also secured by perfected first-priority security interests in substantially all U.S. assets of the Company other than receivables, including significant real properties, inventory and fixed assets and all of the capital stock of the Company's existing and future subsidiaries, limited in the case of any foreign subsidiary to 65.0% of their capital stock. In addition, proceeds from sales of assets, except for certain exclusions, must be used to repay borrowings under the facility.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At February 6, 2001, $130.9 million in borrowings under this facility with remaining maturities of up to 43 days was outstanding.

         Because the Company's obligations under the bank credit facilities and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes (see Note G).

Commodity Price Risk

         The Company manages its exposure to changes in commodity prices primarily through its procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at December 30, 2000, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $3.5 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, all derivatives are required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 on October 1, 2000 resulted in the cumulative effect of an accounting change of $1.4 million being recognized as a net gain (after taxes) in other comprehensive income (loss) and a $16.2 thousand net charge (after taxes) to income in the consolidated statement of operations (See Note G).

Forward-Looking Statements

         With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition and in other parts of this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, the success of the Company's overall business strategy, the Company's relationships with its principal customers and suppliers, the success of the Company's operations in other countries, the demand for textile products, the cost and availability of raw materials and labor, the Company's ability to service its existing debt and to finance its capital expenditures and working capital needs, the level of the Company's indebtedness and its exposure to interest rate fluctuations, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime and of the changes in U.S. apparel trade as a result of recently-enacted Caribbean Basin and Sub-Saharan African trade legislation. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             a)   Exhibits.
                  --------

                  None.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  February 12, 2001                   Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  February 12, 2001                   Carl J. Hawk
                                           Controller