Form 10-Q
period 2001-03-31
BURLINGTON INDUSTRIES INC /DE/
filed 2001-05-14
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        March 31, 2001
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 4, 2001 there were outstanding 53,255,151 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)



                                    Three      Three        Six         Six
                                   months      months      months      months
                                    ended      ended       ended       ended
                                  March 31,   April 1,    March 31,   April 1,
                                    2001        2000        2001        2000
                                  ----------  ---------   ---------   ---------
Net sales                       $   361,412 $  402,147 $   725,726 $   773,195
Cost of sales                       322,812    348,331     658,344     675,668
                                  ----------  ---------   ---------   ---------
Gross profit                         38,600     53,816      67,382      97,527
Selling, general and
 administrative expenses             30,771     35,072      62,329      67,780
Provision for doubtful accounts         920        237       2,627         506
Provision for restructuring
 and impairments                        236          0         236           0
Amortization of goodwill                  0      4,450           0       8,899
                                  ----------  ---------   ---------   ---------
Operating income before
  interest and taxes                  6,673     14,057       2,190      20,342

Interest expense                     19,377     16,512      37,248      32,139
Equity in (income) loss of
 joint ventures                         137     (2,040)     (2,363)     (3,839)
Other expense (income) - net         (6,245)    (2,320)     (8,755)     (9,062)
                                  ----------  ---------   ---------   ---------
Income (loss) before
 income taxes                        (6,596)     1,905     (23,940)      1,104

Income tax expense (benefit):
  Current                              (676)     2,620      (5,989)      8,261
  Deferred                           (1,556)    (1,269)     (2,064)     (2,391)
                                  ----------  ---------   ---------   ---------
     Total income tax
     expense (benefit)                (2,232)     1,351      (8,053)      5,870

                                  ----------  ---------   ---------   ---------
Net income (loss)               $    (4,364)$      554 $   (15,887)$    (4,766)
                                  ==========  =========   =========   =========


Basic and diluted earnings
 (loss) per common share        $     (0.08)$     0.01 $     (0.30)$     (0.09)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                      March 31,  September 30,
                                                        2001         2000
                                                     ----------  ----------
ASSETS
Current assets:
Cash and cash equivalents                          $    14,109 $    26,172
Short-term investments                                  14,501      13,167
Customer accounts receivable after deductions
  of $14,571and $16,866 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                    224,282     269,209
Sundry notes and accounts receivable                    37,280      31,792
Inventories                                            249,489     287,969
Prepaid expenses                                         3,222       3,476
                                                     ----------  ----------
    Total current assets                               542,883     631,785
Fixed assets, at cost:
Land and land improvements                              30,391      30,761
Buildings                                              412,480     410,248
Machinery, fixtures and equipment                      658,234     658,597
                                                     ----------  ----------
                                                     1,101,105   1,099,606
Less accumulated depreciation and amortization         509,516     487,739
                                                     ----------  ----------
    Fixed assets - net                                 591,589     611,867
Other assets:
Investments and receivables                             61,829      60,217
Intangibles and deferred charges                        57,164      47,731
                                                     ----------  ----------
    Total other assets                                 118,993     107,948
                                                     ----------  ----------
                                                   $ 1,253,465 $ 1,351,600
                                                     ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $         0 $     3,400
Long-term debt due currently                                50      30,470
Accounts payable - trade                                66,418      86,892
Sundry payables and accrued expenses                    79,457      97,552
Income taxes payable                                     2,186       2,024
Deferred income taxes                                   19,665      22,560
                                                     ----------  ----------
      Total current liabilities                        167,776     242,898
Long-term liabilities:
Long-term debt                                         861,711     865,980
Other                                                   55,456      58,288
                                                     ----------  ----------
     Total long-term liabilities                       917,167     924,268
Deferred income taxes                                   90,071      89,659
Shareholders' equity:
Common stock issued                                        700         689
Capital in excess of par value                         885,504     884,643
Accumulated deficit                                   (628,202)   (612,315)
Accumulated other comprehensive income (loss)          (23,761)    (22,452)
Cost of common stock held in treasury                 (155,790)   (155,790)
                                                     ----------  ----------
     Total shareholders' equity                         78,451      94,775
                                                     ----------  ----------
                                                   $ 1,253,465 $ 1,351,600
                                                     ==========  ==========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                        Six         Six
                                                       months      months
                                                       ended       ended
                                                      March 31,    April 1,
                                                        2001        2000
                                                      ---------   ---------
Cash flows from operating activities:
Net loss                                           $   (15,887)$    (4,766)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets        33,069      32,065
   Provision for doubtful accounts                       2,627         506
   Amortization of intangibles and
    deferred debt expense                                1,960       9,340
   Equity in loss of joint ventures                        337         861
   Deferred income taxes                                (2,064)     (2,391)
   Translation gain on liquidation of subsidiary             0      (5,507)
   Gain on disposal of assets                           (5,023)       (990)
   Provision for restructuring and impairments             236           0
   Changes in assets and liabilities:
      Customer accounts receivable - net                42,300      (5,363)
      Sundry notes and accounts receivable              (5,488)     (5,075)
      Inventories                                       34,666      (4,531)
      Prepaid expenses                                     254         297
      Accounts payable and accrued expenses            (36,019)    (10,018)
   Change in income taxes payable                          162       2,122
   Payment of financing fees                           (11,865)          0
   Other                                                (5,722)     (2,405)
                                                      ---------   ---------
        Total adjustments                               49,430       8,911
                                                      ---------   ---------
Net cash provided by operating activities               33,543       4,145
                                                      ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                 (18,033)    (39,240)
  Proceeds from sales of assets                         12,807       5,058
  Change in investments                                 (3,162)      7,996
                                                      ---------   ---------
Net cash used by investing activities                   (8,388)    (26,186)
                                                      ---------   ---------

Cash flows from financing activities:
  Changes in short-term borrowings                      (3,400)     14,600
  Repayments of long-term debt                        (145,218)    (11,445)
  Proceeds from issuance of long-term debt             111,400      19,198
                                                      ---------   ---------
Net cash provided (used) by financing activities       (37,218)     22,353
                                                      ---------   ---------

Net change in cash and cash equivalents                (12,063)        312
Cash and cash equivalents at beginning of period        26,172      17,402
                                                      ---------   ---------
Cash and cash equivalents at end of period         $    14,109 $    17,714
                                                      =========   =========

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the six months ended March 31, 2001

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

Note D.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                     Three Months Ended    Six Months Ended
                                   --------------------- ---------------------
                                    March 31,  April 1,   March 31,  April 1,
                                      2001       2000       2001       2000
                                   ---------- ---------- ---------- ----------
Numerator:
  Net income (loss)............... $ (4,364)   $    554  $ (15,887) $ (4,766)
                                   ========    ========  =========  ========

Denominator:
  Denominator for basic earnings per
   share..........................   52,588      52,072     52,493    52,072
  Effect of dilutive securities:
   Contingent stock awards........        -         125          -         -
   Performance Unit awards........        -          10          -         -
   Nonvested stock................        -           6          -         -
                                   --------    --------   --------  --------
  Denominator for diluted earnings
   per share......................   52,588      52,213     52,493    52,072
                                   ========    ========   ========  =========

Shares not included in the diluted
 earnings per share computations
 because they were antidilutive...      966           -        886        79
                                   ========    ========   ========  ========

         During the first six months of the 2001 fiscal year, outstanding shares changed due to the issuance of 10,334 shares to settle Performance Unit awards, the issuance of 746,340 new shares of restricted nonvested stock, the forfeiture of 45,183 shares of restricted nonvested stock, and the issuance of 465,543 vested shares related to the acquisition of the Nano-Tex investment.

Note E.

 Inventories are summarized as follows (in thousands):

                                                       March 31,  September 30,
                                                         2001         2000
                                                       ---------    ---------
   Inventories at average cost:
        Raw materials................................ $  21,760    $  27,345
        Stock in process.............................    64,180       77,978
        Produced goods...............................   182,418      198,176
        Dyes, chemicals and supplies.................    17,236       22,618
                                                      ---------    ---------
                                                        285,594      326,117
        Less excess of average cost over LIFO........    36,105       38,148
                                                      ---------    ---------
            Total.................................... $ 249,489    $ 287,969
                                                      =========    =========

Note F.

         Comprehensive income (loss) totaled $(5,411,000) and $1,066,000 for the three months ended March 31, 2001 and April 1, 2000, respectively, and $(17,196,000) and $(10,320,000) for the six months ended March 31, 2001 and
April 1, 2000, respectively.  Comprehensive income (loss) consists of net income
(loss), foreign currency translation adjustments, unrealized gains/losses on interest rate derivatives and marketable securities (net of income taxes), and reclassification of $(5,507,000) in the quarter ended January 1, 2000 for a foreign currency translation gain arising from the liquidation of the Company's Canadian subsidiary.

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

Cash Flow Hedging Strategy

         The Company has entered into interest rate swap and cap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At March 31, 2001, $50 million of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement through January 2002, $50 million was designated as the hedged item to an interest rate swap agreement through November 2002, and $100 million was designated as the hedged item to an interest rate cap agreement through March 2003.

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

         The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At March 31, 2001, the fair value carrying amounts of these instruments was a $1.6 million liability. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. At March 31, 2001, the fair value carrying amount related to foreign currency contracts in the consolidated balance sheet was a $0.4 million asset.

         During the six months ended March 31, 2001, the Company recognized a net gain of $0.1 million related to the ineffective portion of its hedging instruments, and a gain of $0.1 million related to the portion of the designated hedging instruments excluded from the assessment of hedge effectiveness, included in Other Expense (Income) - Net in the statement of operations. At March 31, 2001, the Company expects to reclassify $0.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and the payment of variable interest associated with the floating rate debt.

Note H.

         The Company conducts its operations in four principal operating segments: PerformanceWear, CasualWear, Interior Furnishings and Carpet. Beginning in the first quarter of the 2001 fiscal year, the Company changed its organizational structure so that the Carpet business, formerly part of the Interior Furnishings segment, reports to the chief operating decision maker. This represents a change in the Company's segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results (in millions):

                                 Three months ended      Six months ended
                                -------------------    ----------------------
                                March 31,  April 1,    March 31,   April 1,
                                  2001       2000        2001        2000
                                --------   --------    --------   -----------
Net sales
 PerformanceWear........        $  123.1  $  152.7    $  245.4    $  288.9
 CasualWear.............            69.8      55.3       136.8       105.9
 Interior Furnishings...            99.3     130.1       207.4       253.4
 Carpet.................            70.8      65.9       138.1       128.4
 Other..................             5.9       8.6        13.1        17.1
                                --------  --------    --------    --------
                                   368.9     412.6       740.8       793.7
 Less:
  Intersegment sales....            (7.5)    (10.5)      (15.1)      (20.5)
                                --------  --------    --------    --------
                                $  361.4  $  402.1    $  725.7    $  773.2
                                ========  ========    ========    ========

Income (loss) before
 income taxes
  PerformanceWear........      $    2.6    $    9.3   $   (0.1)   $   14.1
  CasualWear.............          (1.1)       (3.8)      (6.0)       (9.2)
  Interior Furnishings...          (1.5)        7.5       (4.3)       13.2
  Carpet.................          10.3        11.5       22.5        21.6
  Other..................          (0.2)       (0.6)      (0.9)       (0.9)
                               --------    --------   --------    --------
    Total reportable
  segments............             10.1        23.9       11.2        38.8
  Corporate expenses.....          (3.3)       (3.3)      (6.5)       (5.7)
  Goodwill amortization..             -        (4.5)         -        (8.9)
  Restructuring .........          (0.2)          -       (0.2)          -
  Interest expense.......         (19.4)      (16.5)     (37.2)      (32.1)
  Other (expense)
    income - net.........           6.2         2.3        8.8         9.0
                               --------    --------   --------    --------
                               $   (6.6)   $    1.9   $  (23.9)   $    1.1
                               ========    ========   ========    ========

         Intersegment net sales for the three months ended March 31, 2001 and April 1, 2000 were primarily attributable to PerformanceWear segment sales of $6.2 million and $8.4 million, respectively, and $1.3 million and $2.1 million included in the "Other" category, respectively. Intersegment net sales for the six months ended March 31, 2001 and April 1, 2000 were primarily attributable to PerformanceWear segment sales of $12.0 million and $16.1 million, respectively, and $3.1 million and $4.4 million included in the "Other" category, respectively.

Note I.

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

         (3)  The  plan  resulted  in  the  reduction  of  approximately   2,800
employees, with severance benefits payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service.

         The cost of the reorganization was reflected in a restructuring and impairment charge, before income taxes, of $60.5 million ($58.5 million applicable to the apparel fabrics business) recorded in the second fiscal quarter ended April 3, 1999, as adjusted by $3.2 million in the fourth quarter of 1999, $0.2 million in the June quarter of 2000, $0.5 million in the September 2000 quarter, and $0.9 million in the March 2001 quarter. The components of the adjusted 1999 restructuring and impairment charge included the establishment of a $17.6 million reserve for severance benefit payments, write-down of pension assets of $2.7 million for curtailment and settlement losses, write-downs for impairment of $38.6 million related to fixed assets resulting from the restructuring and a reserve of $1.6 million for lease cancellations and other exit costs expected to be paid through September 2001. Cash costs of the reorganization were substantially offset by cash receipts from asset sales and lower working capital needs.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                                 Lease
                                                              Cancellations
                                                 Severance     and Other
                                                 Benefits      Exit Costs
                                                 ---------    -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................    (10.8)         (0.5)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at October 2, 1999............      8.2           1.7
         Payments..............................     (6.6)         (0.8)
         Adjustments...........................     (1.4)         (0.2)
                                                  ------         -----
         Balance at September 30, 2000.........      0.2           0.7
         Payments..............................     (0.1)         (0.1)
                                                  ------         -----
         Balance at December 30, 2000..........      0.1           0.6
         Payments..............................     (0.1)            -
         Adjustments...........................        -          (0.4)
                                                  ------         -----
         Balance at March 31, 2001.............   $    -         $ 0.2
                                                  ======         ======


         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through March 31, 2001, $34.9 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, in the amounts of $0.7, $7.1 million and $27.1 million for the 2001, 2000 and 1999 fiscal years, respectively.

         During the September quarter of 2000, the Company's Board of Directors approved a plan designed to strengthen the Company's future profitability and financial flexibility. This plan addressed performance shortfalls as well as difficult market dynamics including the continued growth of textile products imports, the casual dressing trend, a drop in exports to Europe because of the weakness of the Euro, price competition in denim and other products, and retailers' efforts to reduce their inventories of interior furnishings products. The major elements of the plan include:

         (1) Realign operating capacity. The Company has reduced capacity to better align its operations with current market demand and to assure the most efficient use of assets. This included: closing a plant in Johnson City, Tennessee and moving a portion of its production to other underutilized facilities in the first half of fiscal year 2001; reducing operations at the Clarksville, Virginia facilities of the PerformanceWear segment in the December 2000 quarter; and reducing the size of the Company's trucking fleet and closing the Gaston trucking terminal located in Belmont, North Carolina in the December 2000 quarter.

         (2) Eliminate unprofitable businesses. The PerformanceWear segment has exited its garment-making business (December 2000), and is offering its facility in Cuernavaca, Mexico for sale, and will prune unprofitable product lines. Also, the Company has exited (February 2001) its tufted area rug business in Monticello, Arkansas.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2001.

         (4) Pay down debt. Company-wide initiatives to sell non-performing assets, reduce working capital, and decrease capital expenditures will free up cash that will be used to reduce debt and improve financial flexibility.

         The closings and overhead reductions outlined above will result in the elimination of approximately 2,450 jobs in the United States and 950 jobs in Mexico, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service (reduction of approximately 2,850 employees as of March 31, 2001).

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $68.8 million. The components of the 2000 restructuring and impairment charge included the establishment of a $18.3 million reserve for severance benefit payments, write-downs for impairment of $40.9 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $9.6 million primarily for lease cancellation costs expected to be paid through December 2001.

         Following is a summary of activity in the related 2000 restructuring reserves (in millions):
                                                                Lease
                                                             Cancellations
                                                 Severance     and Other
                                                 Benefits      Exit Costs
                                                 ---------   -------------
         September 2000 restructuring charge...   $ 19.7       $  10.0
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at September 30, 2000.........     19.3          10.0
         Payments..............................     (4.8)         (0.1)
                                                  ------       -------
         Balance at December 30, 2000..........     14.5           9.9
         Payments..............................     (7.4)         (0.6)
         Adjustments...........................     (1.4)         (0.4)
                                                  ------         -----
         Balance at March 31, 2001.............   $  5.7         $ 8.9
                                                  ======         =====

         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through March 31, 2001, $7.1 million and $8.1 million of such costs have been incurred and charged to operations during the 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

         Assets that have been sold, or are held for sale at March 31, 2001 and are no longer in use, were written down to their estimated fair values less costs of sale. Assets held for sale continue to be included in the Fixed Assets caption on the balance sheet in the amount of $34.3 million. The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 24 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.


Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

Results Of Operations

         Net sales for the second quarter of fiscal 2001 were $361.4 million compared with $402.1 million in the second quarter of fiscal 2000. The previously announced closure of two PerformanceWear facilities and the sale of the tufted area rug business were significant factors in the sales decline. The Company reported a net loss of $4.4 million, or $0.08 per share, for the March quarter, compared to net earnings of $0.6 million or $0.01 per share in the same quarter last year. The March 2001 figure includes after tax runout expenses of $4.0 million associated with the Company's restructuring and a $3.1 million after tax gain on the sale of assets. The March 2000 quarter included after tax runout expenses of $1.6 million and a $0.6 million after tax gain on the sale of an asset. Excluding these items, the net loss from operations for the quarter ended March 2001 was $3.4 million, or $0.06 per share, compared to net earnings of $2.2 million, or $0.04 per share, for the March 2000 quarter.

         During the March 2001 quarter, the Company completed the sale of the tufted area rug business and accelerated the closing of the Johnson City plant. These actions shifted a larger portion of the anticipated runout expense into the March 2001 quarter, and thus will reduce the runout charges for the remainder of the fiscal year.

         As stated at the beginning of the year, the Company's objectives for fiscal 2001 are two-fold: Generate cash to reduce debt by $100 million and successfully implement the restructuring plan announced in September. The Company continues to focus on cash flow first and is committed to keeping inventories in line, realizing the negative impact this has on profits in the short run.

Comparison of Three Months ended March 31, 2001 and April 1, 2000.

         NET SALES: Net sales for the second quarter of the 2001 fiscal year were $361.4 million, 10.1% lower than the $402.1 million recorded for the second quarter of the 2000 fiscal year. Export sales totaled $40.2 million and $42.5 million in the 2001 and 2000 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the second quarter of the 2001 fiscal year were $123.1 million, 19.4% lower than the $152.7 million recorded in the second quarter of the 2000 fiscal year. This decrease was due primarily to 15.9% lower volume and 3.5% lower prices and product mix.

         CasualWear: Net sales for the CasualWear segment for the second quarter of the 2001 fiscal year were $69.8 million, 26.2% higher than the $55.3 million recorded in the second quarter of the 2000 fiscal year. This increase was due primarily to 35.3% higher volume offset by 9.1% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the second quarter of the 2001 fiscal year were $99.3 million, 23.7% lower than the $130.1 million recorded in the second quarter of the 2000 fiscal year. Excluding $13.8 million sales reduction due to the sale of the tufted area rug business ($5.3 million in 2001 versus $19.1 million in 2000), net sales of the interior furnishings markets were 15.3% lower than in the prior year. This decrease was primarily due to 13.6% lower volume and 1.7% lower selling prices and mix.

         Carpet: Net sales for the Carpet segment for the second quarter of the 2001 fiscal year were $70.8 million, 7.4% higher than the $65.9 million recorded in the second quarter of the 2000 fiscal year. This increase was primarily due to 8.5% higher selling prices and product mix offset by 1.1% lower volume.

         SEGMENT INCOME: Total reportable segment income for the second quarter of the 2001 fiscal year was $10.1 million compared to $23.9 million for the second quarter of the 2000 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the second quarter of the 2001 fiscal year was $2.6 million compared to $9.3 million recorded for the second quarter of the 2000 fiscal year. This decrease was due primarily to $5.8 million reduction in margins resulting from lower volume and price/mix, $4.2 million deterioration in manufacturing performance due to restructuring and plant curtailments and $2.4 million lower equity earnings from the Unifi joint venture, partially offset by $3.0 million lower start-up costs in Mexico and $2.8 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs.

         CasualWear: Losses of the CasualWear segment for the second quarter of the 2001 fiscal year were $(1.1) million compared to $(3.8) million recorded for the second quarter of the 2000 fiscal year. This decreased loss was due primarily to $1.8 million higher margins due to volume and a $2.9 million improvement in manufacturing performance after incurring the costs associated with plant curtailments, partially offset by $2.1 million lower margins due to selling prices and mix.

         Interior Furnishings: Income (loss) of the interior furnishings products segment for the second quarter of the 2001 fiscal year was $(1.5) million compared to $7.5 million recorded for the second quarter of the 2000 fiscal year. This decrease was due primarily to $7.0 million lower margins due to volume and price/mix and a $5.0 million negative impact on manufacturing performance due to lower volume, restructuring and plant curtailments, partially offset by $3.1 million of lower selling, general and administrative expenses resulting from cost reduction programs and the sale of the tufted area rug business.

         Carpet: Income of the Carpet segment for the second quarter of the 2001 fiscal year was $10.3 million compared to $11.5 million recorded for the second quarter of the 2000 fiscal year. This decrease was due primarily to $2.8 million reduction in margins due to manufacturing inefficiencies caused by production curtailments to reduce inventory levels and higher energy costs, $1.3 million higher raw material costs and $0.7 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage, partially offset by $3.6 million improvement in margins due to price/mix.

         Other: Losses of other segments for the second quarter of the 2001 fiscal year were $(0.2) million compared to $(0.6) million recorded for the second quarter of the 2000 fiscal year. This resulted primarily from reduced losses in the captive insurance company and, to a lesser extent, reduced losses in the trucking business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $3.3 million for the second quarter of the 2001 and 2000 fiscal years.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the second quarter of the 2001 fiscal year was $6.7 million compared to $14.1 million for the second quarter of the 2000 fiscal year. Amortization of goodwill was $0.0 and $4.5 million in the second quarter of the 2001 and 2000 fiscal years, respectively. In September 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method, resulting in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill in the September 2000 quarter.

         INTEREST EXPENSE: Interest expense for the second quarter of the 2001 fiscal year was $19.4 million, or 5.4% of net sales, compared with $16.5 million, or 4.1% of net sales, in the second quarter of the 2000 fiscal year. The increase was mainly attributable to the effects of higher interest rates and higher amortization of fees associated with the new bank credit facility, partially offset by lower borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the second quarter of the 2001 fiscal year was $6.2 million consisting principally of gains on the disposal of assets of $5.0 million and interest income of $1.2 million. Other income for the second quarter of the 2000 fiscal year was $2.3 million consisting principally of a gain on the disposal of assets of $1.0 million and interest income of $1.3 million.

         INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(2.2) million was recorded for the second quarter of the 2001 fiscal year in comparison with income tax expense of $1.4 million for the second quarter of the 2000 fiscal year. The total income tax benefit for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of tax rate differences on foreign transactions, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The 2000 income tax expense is different from the amounts obtained by applying statutory rates to income before income taxes primarily as a result of amortization of nondeductible goodwill, partially offset by the favorable tax treatment of export sales through the FSC. The favorable tax benefit from the FSC was lower in the current period compared to the 2000 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be non-compliant under GATT treaty provisions according to challenges raised by the World Trade Organization ("WTO"). The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the WTO.

         NET LOSS AND LOSS PER SHARE: Net loss for the second quarter of the 2001 fiscal year was $(4.4) million, or $(0.08) per share, in comparison with net income of $0.6 million, or $0.01 per share, for the second quarter of the 2000 fiscal year. Net loss for the second quarter of the 2001 fiscal year included a net charge of $(0.08) per share related to run-out costs included in cost of sales resulting from the 2000 restructuring and a net gain of $0.06 per share related to the sale of assets. Net loss for the second quarter of the 2000 fiscal year included a net charge of $(0.03) per share related to run-out costs included in cost of sales resulting from the 1999 restructuring.

Comparison of Six Months ended March 31, 2001 and April 1, 2000.

         NET SALES: Net sales for the first six months of the 2001 fiscal year were $725.7 million, 6.1% lower than the $773.2 million recorded for the first six months of the 2000 fiscal year. Export sales totaled $81.0 million and $88.2 million in the 2001 and 2000 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the first six months of the 2001 fiscal year were $245.4 million, 15.1% lower than the $288.9 million recorded in the first six months of the 2000 fiscal year. This decrease was due primarily to 12.7% lower volume and 2.4% lower selling prices and product mix.

         CasualWear: Net sales for the CasualWear segment for the first six months of the 2001 fiscal year were $136.8 million, 29.2% higher than the $105.9 million recorded in the first six months of the 2000 fiscal year. This increase was due primarily to 35.3% higher volume offset by 6.1% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first six months of the 2001 fiscal year were $207.4 million, 18.2% lower than the $253.4 million recorded in the first six months of the 2000 fiscal year. Excluding $17.7 million sales reduction due to the sale of the tufted area rug business ($19.7 million in 2001 versus $37.4 million in 2000), net sales of the interior furnishings markets were 13.1% lower than in the prior year. This decrease was primarily due to 13.2% lower volume offset by 0.1% higher selling prices and mix.

         Carpet: Net sales for the Carpet segment for the first six months of the 2001 fiscal year were $138.1 million, 7.6% higher than the $128.4 million recorded in the first six months of the 2000 fiscal year. This increase was primarily due to 7.3% higher selling prices and product mix and 0.3% higher volume.

         SEGMENT INCOME: Total reportable segment income for the first six months of the 2001 fiscal year was $11.2 million compared to $38.8 million for the first six months of the 2000 fiscal year.

         PerformanceWear: Income (loss) of the PerformanceWear segment for the first six months of the 2001 fiscal year was $(0.1) million compared to $14.1 million recorded for the first six months of the 2000 fiscal year. This decrease was due primarily to $10.5 million reduction in margins resulting from lower volume and price/mix, $12.1 million deterioration in manufacturing performance due to restructuring and plant curtailments and $2.0 million lower equity earnings from the Unifi joint venture, partially offset by $5.3 million lower start-up costs in Mexico, $3.6 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, and $1.7 million of lower raw material costs.

         CasualWear: Losses of the CasualWear segment for the first six months of the 2001 fiscal year were $(6.0) million compared to $(9.2) million recorded for the first six months of the 2000 fiscal year. This decreased loss was due primarily to $3.3 million higher margins due to volume, a $2.6 million improvement in manufacturing performance after incurring the costs associated with plant curtailments and lower raw material costs of $0.8 million, partially offset by $3.3 million lower margins due to selling prices and mix.

         Interior Furnishings: Income (loss) of the interior furnishings products segment for the first six months of the 2001 fiscal year was $(4.3) million compared to $13.2 million recorded for the first six months of the 2000 fiscal year. This decrease was due primarily to $13.3 million lower margins due to volume and price/mix and a $9.4 million negative impact on manufacturing performance due to lower volume, restructuring and plant curtailments, partially offset by $1.5 million lower raw material costs and $3.6 million of lower selling, general and administrative expenses resulting from cost reduction programs and the sale of the tufted area rug business.

         Carpet: Income of the Carpet segment for the first six months of the 2001 fiscal year was $22.5 million compared to $21.6 million recorded for the first six months of the 2000 fiscal year. This increase was due primarily to $6.8 million higher margins due to price/mix, offset by $2.5 million higher raw material costs, $2.1 million reduction in margins due to manufacturing inefficiencies caused by production curtailments to reduce inventory levels and higher energy costs, and $1.3 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage.

         Other: Losses of other segments were $(0.9) million for the first six months of the 2001 and 2000 fiscal years.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $6.5 million for the first six months of the 2001 fiscal year compared to $5.7 million for the first six months of the 2000 fiscal year.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the first six months of the 2001 fiscal year was $2.2 million compared to $20.3 million for the first six months of the 2000 fiscal year. Amortization of goodwill was $0.0 and $8.9 million in the first six months of the 2001 and 2000 fiscal years, respectively. In September 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method, resulting in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill in the September 2000 quarter.

         INTEREST EXPENSE: Interest expense for the first six months of the 2001 fiscal year was $37.2 million, or 5.1% of net sales, compared with $32.1 million, or 4.2% of net sales, in the first six months of the 2000 fiscal year. The increase was mainly attributable to the effects of higher interest rates and higher amortization of fees associated with the new bank credit facility, partially offset by lower borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the first six months of the 2001 fiscal year was $8.8 million consisting principally of gains on the disposal of assets of $5.0 million and interest income of $3.7 million. Other income for the first six months of the 2000 fiscal year was $9.1 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $2.6 million.

         INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(8.1) million was recorded for the first six months of the 2001 fiscal year in comparison with income tax expense of $5.9 million for the first six months of the 2000 fiscal year. The total income tax benefit for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of tax rate differences on foreign transactions, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently invested. Excluding the tax on the Canadian liquidation, the 2000 income tax benefit is different from the amounts obtained by applying statutory rates to the loss before income taxes primarily as a result of amortization of nondeductible goodwill, partially offset by the favorable tax treatment of export sales through the FSC. The favorable tax benefit from the FSC was lower in the current period compared to the 2000 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be non-compliant under GATT treaty provisions according to challenges raised by the World Trade Organization ("WTO"). The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the WTO.

         NET LOSS AND LOSS PER SHARE: Net loss for the first six months of the 2001 fiscal year was $(15.9) million, or $(0.30) per share, in comparison with $(4.8) million, or $(0.09) per share, for the first six months of the 2000 fiscal year. Net loss for the first six months of the 2001 fiscal year included a net charge of $(0.10) per share related to run-out costs included in cost of sales resulting from the 2000 restructuring and a net gain of $0.06 per share related to the sale of assets. Net loss for the first six months of the 2000 fiscal year included a net charge of $(0.05) per share related to run-out costs included in cost of sales resulting from the 1999 restructuring.

Liquidity and Capital Resources

         During the first six months of the 2001 fiscal year, the Company generated $33.5 million of cash from operating activities and $12.8 million from sales of assets. Cash was primarily used for net repayments of long- and short-term debt of $37.2 million and capital expenditures and other investing activities of $21.2 million. At March 31, 2001, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $861.8 million compared with $899.9 million at September 30, 2000.

         The Company's principal uses of funds during the next several years will be for repayment and servicing of indebtedness, working capital needs and capital investments (including participations in joint ventures and funding of acquisitions). The Company intends to fund its financial needs principally from net cash provided by operating activities, asset sales and, to the extent necessary, from funds provided by the credit facilities described below. The Company believes that these sources of funds will be adequate to meet the Company's foregoing needs.

         During the first six months of the 2001 fiscal year, investment in capital expenditures totaled $18.0 million, compared to $39.2 million in the 2000 period. The Company anticipates that the level of capital expenditures for fiscal year

2001 will total approximately $30 million, and under its amended bank credit facility, cannot exceed $35 million.

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

         On December 5, 2000, the Company entered into an amended bank credit agreement ("2000 Bank Credit Agreement") which extends the 1995 Bank Credit Agreement for up to 30 months through June 5, 2003. The amended facility consists of a $600.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed $600.0 million. At May 4, 2001, the Company had approximately $153.7 million in unused capacity under this facility.

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

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At May 4, 2001, $121.9 million in borrowings under this facility with original maturities of up to 49 days was outstanding.

         Because the Company's obligations under the bank credit facility and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

Commodity Price Risk

         The Company manages its exposure to changes in commodity prices primarily through its procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at March 31, 2001, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $2.9 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         At Registrant's Annual Meeting held on February 1, 2001, the following actions were taken:

         1. John G. Medlin, Jr., Nelson Schwab III and Theresa M. Stone were elected as Class III Directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2004; and

         2. The selection of Ernst & Young LLP as Registrant's independent public accountants for its 2001 fiscal year was approved.

         Mr. Medlin received 49,339,534 shares voted in favor of his election and 694,525 shares were withheld; Mr. Schwab received 49,336,614 shares voted in favor of his election and 697,445 shares were withheld; and Ms. Stone received 49,333,086 shares voted in favor of his election and 700,973 shares were withheld. 49,601,149 shares were voted in favor of the selection of Ernst & Young LLP as Registrant's independent public accountants, 301,464 shares were voted against and 131,446 shares abstained.


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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  May 14, 2001                        Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  May 14, 2001                        Carl J. Hawk
                                           Controller