Form 10-Q
period 2001-06-30
BURLINGTON INDUSTRIES INC /DE/
filed 2001-08-13
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended         June 30, 2001
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of August 4, 2001 there were outstanding 53,193,959 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)




                                    Three       Three       Nine        Nine
                                   months      months      months      months
                                    ended       ended      ended       ended
                                  June 30,     July 1,    June 30,    July 1,
                                    2001        2000        2001        2000
                                  ----------  ----------  ---------   ---------
Net sales                       $   351,123 $   419,821 $1,076,849 $  1,193,016
Cost of sales                       308,355     362,429    966,699    1,038,097
                                  ----------  ----------  ---------   ---------
Gross profit                         42,768      57,392    110,150     154,919
Selling, general and
 administrative expenses             28,892      35,006     91,221     102,786
Provision for doubtful accounts         236       2,188      2,863       2,694
Provision/(recovery) for
 restructuring and impairments         (357)       (186)      (121)       (186)
Amortization of goodwill                  0       4,449          0      13,348
                                  ----------  ----------  ---------   ---------
Operating income before
  interest and taxes                 13,997      15,935     16,187      36,277

Interest expense                     17,588      16,836     54,836      48,975
Equity in (income) loss of
 joint ventures                       1,638      (3,562)      (725)     (7,401)
Other expense (income) - net         (7,255)     (2,133)   (16,010)    (11,195)
                                  ----------  ----------  ---------   ---------
Income (loss) before income taxes     2,026       4,794    (21,914)      5,898

Income tax expense (benefit):
  Current                               429       1,986     (5,560)     10,247
  Deferred                              107       1,314     (1,957)     (1,077)
                                  ----------  ----------  ---------   ---------
    Total income tax
     expense (benefit)                  536       3,300     (7,517)      9,170

                                  ----------  ----------  ---------   ---------
Net income (loss)               $     1,490 $     1,494 $  (14,397)$    (3,272)
                                  ==========  ==========  =========   =========

Basic and diluted earnings
 (loss) per common share        $      0.03 $      0.03 $    (0.27)$     (0.06)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                                June 30,     September 30,
                                                  2001          2000
                                                ----------   ------------
ASSETS
Current assets:
Cash and cash equivalents                    $     10,294 $       26,172
Short-term investments                             14,046         13,167
Customer accounts receivable after deductions
  of $13,084, and  $16,866 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances               220,802        269,209
Sundry notes and accounts receivable               27,446         31,792
Inventories                                       237,906        287,969
Prepaid expenses                                    4,623          3,476
                                                ----------   ------------
    Total current assets                          515,117        631,785
Fixed assets, at cost:
Land and land improvements                         29,639         30,761
Buildings                                         403,190        410,248
Machinery, fixtures and equipment                 650,823        658,597
                                                ----------   ------------
                                                1,083,652      1,099,606
Less accumulated depreciation and amortization    507,100        487,739
                                                ----------   ------------
    Fixed assets - net                            576,552        611,867
Other assets:
Investments and receivables                        58,260         60,217
Intangibles and deferred charges                   51,122         47,731
                                                ----------   ------------
    Total other assets                            109,382        107,948
                                                ----------   ------------
                                             $  1,201,051 $    1,351,600
                                                ==========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                        $          0 $        3,400
Long-term debt due currently                           50         30,470
Accounts payable - trade                           62,686         86,892
Sundry payables and accrued expenses               70,540         97,552
Income taxes payable                                  306          2,024
Deferred income taxes                              11,358         22,560
                                                ----------   ------------
      Total current liabilities                   144,940        242,898
Long-term liabilities:
Long-term debt                                    821,622        865,980
Other                                              55,277         58,288
                                                ----------   ------------
     Total long-term liabilities                  876,899        924,268
Deferred income taxes                              98,111         89,659
Shareholders' equity:
Common stock issued                                   700            689
Capital in excess of par value                    885,727        884,643
Accumulated deficit                              (626,712)      (612,315)
Accumulated other comprehensive income (loss)     (22,711)       (22,452)
Cost of common stock held in treasury            (155,903)      (155,790)
                                                ----------   ------------
     Total shareholders' equity                    81,101         94,775
                                                ----------   ------------
                                              $ 1,201,051 $    1,351,600
                                                ==========   ============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)


                                                           Nine        Nine
                                                          months      months
                                                           ended       ended
                                                         June 30,     July 1,
                                                           2001        2000
                                                         ----------  ----------
Cash flows from operating activities:
Net loss                                               $   (14,397)$    (3,272)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets            48,964      48,951
   Provision for doubtful accounts                           2,863       2,694
   Amortization of intangibles and
    deferred debt expense                                    3,369      14,012
   Equity in loss of joint ventures                          1,975         699
   Deferred income taxes                                    (1,957)     (1,077)
   Translation gain on liquidation of subsidiary                 0      (5,507)
   Gain on disposal of assets                               (5,023)       (990)
   Provision/(recovery) for restructuring
    and impairments                                           (121)       (186)
   Changes in assets and liabilities:
      Customer accounts receivable - net                    45,544     (15,759)
      Sundry notes and accounts receivable                   4,220      (6,038)
      Inventories                                           36,813      (9,335)
      Prepaid expenses                                      (1,271)      1,003
      Accounts payable and accrued expenses                (41,161)    (10,375)
   Change in income taxes payable                           (1,718)      2,739
   Payment of financing fees                               (11,872)          0
   Other                                                    (4,585)     (8,597)
                                                         ----------  ----------
        Total adjustments                                   76,040      12,234
                                                         ----------  ----------
Net cash provided by operating activities                   61,643       8,962
                                                         ----------  ----------

Cash flows from investing activities:
  Capital expenditures                                     (20,985)    (56,199)
  Proceeds from sales of assets                             22,143       6,438
  Change in investments                                     (1,487)      5,521
                                                         ----------  ----------
Net cash used by investing activities                         (329)    (44,240)
                                                         ----------  ----------

Cash flows from financing activities:
  Changes in short-term borrowings                          (3,400)      3,300
  Repayments of long-term debt                            (155,392)       (458)
  Proceeds from issuance of long-term debt                  81,600      21,331
                                                         ----------  ----------
Net cash provided (used) by financing activities           (77,192)     24,173
                                                         ----------  ----------

Net change in cash and cash equivalents                    (15,878)    (11,105)
Cash and cash equivalents at beginning of period            26,172      17,402
                                                         ----------  ----------
Cash and cash equivalents at end of period             $    10,294 $     6,297
                                                         ==========  ==========

See notes to consolidated financial statements.

             BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  Notes to Consolidated Financial Statements
               As of and for the nine months ended June 30, 2001

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

Note C.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Note D.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                    Three Months Ended     Nine Months Ended
                                   --------------------- --------------------
                                    June 30,    July 1,   June 30,   July 1,
                                      2001       2000       2001      2000
                                   ---------- ---------- ---------- ---------
Numerator:
  Net income (loss)............... $  1,490    $  1,494  $ (14,397) $ (3,272)
                                   ========    ========  =========  ========

Denominator:
  Denominator for basic earnings per
   share..........................   52,613      52,079     52,533    52,074
  Effect of dilutive securities:
   Stock options..................        1          10          -         -
   Contingent stock awards........      797         125          -         -
   Performance Unit awards........        -          10          -         -
   Nonvested stock................      255           6          -         -
                                   --------    --------   --------  --------
  Denominator for diluted earnings
   per share......................   53,666      52,516     52,533    52,074
                                   ========    ========   ========  =========

Shares not included in the diluted
 earnings per share computations
 because they were antidilutive...        -           -        889       148
                                   ========    ========   ========  ========

         During the first nine months of the 2001 fiscal year, outstanding shares changed due to the issuance of 10,334 shares to settle Performance Unit awards, the issuance of 746,340 new shares of restricted nonvested stock, the forfeiture of 109,007 shares of restricted nonvested stock, and the issuance of 465,543 vested shares related to the acquisition of the Nano-Tex investment.

Note E.

 Inventories are summarized as follows (in thousands):

                                                          June 30, September 30,
                                                           2001         2000
                                                         ---------  ---------
    Inventories at average cost:
        Raw materials................................    $  13,900  $  27,345
        Stock in process.............................       63,517     77,978
        Produced goods...............................      177,157    198,176
        Dyes, chemicals and supplies.................       16,060     22,618
                                                         ---------  ---------
                                                           270,634    326,117
        Less excess of average cost over LIFO........       32,728     38,148
                                                         ---------  ---------
            Total....................................    $ 237,906  $ 287,969
                                                         =========  =========

Note F.

         Comprehensive income (loss) totaled $2,540,000 and $(1,992,000) for the three months ended June 30, 2001 and July 1, 2000, respectively, and $(14,656,000) and $(12,312,000) for the nine months ended June 30, 2001 and July 1, 2000, respectively. Comprehensive income (loss) consists of net income
(loss), foreign currency translation adjustments, unrealized gains/losses on interest rate derivatives and marketable securities (net of income taxes), and reclassification of $(5,507,000) in the quarter ended January 1, 2000 for a foreign currency translation gain arising from the liquidation of the Company's Canadian subsidiary.

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

Cash Flow Hedging Strategy

         The Company has entered into interest rate swap and cap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At June 30, 2001, $50 million of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement through January 2002, $50 million was designated as the hedged item to an interest rate swap agreement through November 2002, and $100 million was designated as the hedged item to an interest rate cap agreement through March 2003.

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

         The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At June 30, 2001, the fair value carrying amounts of these instruments was a $1.8 million liability. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. At June 30, 2001, the fair value carrying amount related to foreign currency contracts in the consolidated balance sheet was not material.

         During the nine months ended June 30, 2001, the Company recognized a net gain of $0.1 million related to the ineffective portion of its hedging instruments, and a gain of $0.1 million related to the portion of the designated hedging instruments excluded from the assessment of hedge effectiveness, included in Other Expense (Income) - Net in the statement of operations. At June 30, 2001, the Company expects to reclassify $0.9 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and the payment of variable interest associated with the floating rate debt.

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

                                 Three months ended      Nine months ended
                                -------------------    ----------------------
                                June 30,    July 1,    June 30,     July 1,
                                  2001       2000        2001        2000
                                --------   --------    --------   -----------
Net sales
 PerformanceWear........        $  123.7   $  153.4    $  369.1    $  442.4
 CasualWear.............            60.3       66.1       197.1       172.1
 Interior Furnishings...            83.6      116.1       291.0       369.4
 Carpet.................            82.5       84.0       220.6       212.4
 Other..................             5.3        8.9        18.4        25.9
                                --------   --------    --------    --------
                                   355.4      428.5     1,096.2     1,222.2
 Less:
  Intersegment sales....            (4.3)      (8.7)      (19.4)      (29.2)
                                --------   --------    --------    --------
                                $  351.1   $  419.8    $1,076.8    $1,193.0
                                ========   ========    ========    ========

Income (loss) before
 income taxes
  PerformanceWear........       $    5.4   $    7.4    $    5.3    $   21.5
  CasualWear.............           (2.0)       1.4        (8.0)       (7.9)
  Interior Furnishings...           (5.1)       2.2        (9.4)       15.3
  Carpet.................           16.8       17.3        39.3        39.0
  Other..................           (0.2)      (0.3)       (1.1)       (1.1)
                                --------   --------    --------    --------
    Total reportable
  segments............              14.9       28.0        26.1        66.8
  Corporate expenses.....           (2.9)      (4.3)       (9.3)      (10.0)
  Goodwill amortization..              -       (4.4)          -       (13.3)
  Restructuring .........            0.3        0.2         0.1         0.2
  Interest expense.......          (17.6)     (16.8)      (54.8)      (49.0)
  Other (expense)
    income - net.........            7.3        2.1        16.0        11.2
                                --------   --------    --------    --------
                                $    2.0   $    4.8    $  (21.9)   $    5.9
                                ========   ========    ========    ========

         Intersegment net sales for the three months ended June 30, 2001 and July 1, 2000 were primarily attributable to PerformanceWear segment sales of $2.9 million and $6.0 million, respectively, and $1.2 million and $2.7 million included in the "Other" category, respectively. Intersegment net sales for the nine months ended June 30, 2001 and July 1, 2000 were primarily attributable to PerformanceWear segment sales of $14.9 million and $22.1 million, respectively, and $4.3 million and $7.1 million included in the "Other" category, respectively.

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

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants have been closed or sold by the dates indicated: one department in Raeford, North Carolina and one plant in Forest City, North Carolina were closed in the March 1999 quarter; three plants in North Carolina located in Cramerton (sold in July 1999), Mooresville (sold in June 2001), and Statesville were closed during the June 1999 quarter and one plant in Hillsville, Virginia was sold in June 1999; one plant in Bishopville, South Carolina and one plant located in Oxford, North Carolina (sold in September 2000) were closed in phases and closure was completed during the March quarter 2000.

         (3)  The  plan  resulted  in  the  reduction  of  approximately   2,800
employees, with severance benefits payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service.

         The cost of the reorganization was reflected in a restructuring and impairment charge, before income taxes, of $57.9 million ($55.9 million applicable to the apparel fabrics business) recorded in the second fiscal quarter ended April 3, 1999, as adjusted by $3.2 million in the fourth quarter of 1999, $0.2 million in the June quarter of 2000, $0.5 million in the September 2000 quarter, $0.9 million in the March 2001 quarter, and $2.6 million in the June 2001 quarter. The components of the adjusted 1999 restructuring and impairment charge included the establishment of a $17.6 million reserve for severance benefit payments, write-down of pension assets of $2.7 million for curtailment and settlement losses, write-downs for impairment of $36.2 million related to fixed assets resulting from the restructuring and a reserve of $1.4 million for lease cancellations and other exit costs expected to be paid through September 2001. Cash costs of the reorganization were substantially offset by cash receipts from asset sales and lower working capital needs.

         Following is a summary of activity in the related 1999 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                 Benefits    Exit Costs
                                                ---------   -------------
         March 1999 restructuring charge.......   $ 20.1         $ 2.2
         Payments..............................    (10.8)         (0.5)
         Adjustments...........................     (1.1)            -
                                                  ------         -----
         Balance at October 2, 1999............      8.2           1.7
         Payments..............................     (6.6)         (0.8)
         Adjustments...........................     (1.4)         (0.2)
                                                  ------         -----
         Balance at September 30, 2000.........      0.2           0.7
         Payments..............................     (0.1)         (0.1)
                                                  ------         -----
         Balance at December 30, 2000..........      0.1           0.6
         Payments..............................     (0.1)            -
         Adjustments...........................        -          (0.4)
                                                  ------         -----
         Balance at March 31, 2001.............        -           0.2
         Payments..............................        -             -
         Adjustments...........................        -          (0.1)
                                                  ------         -----
         Balance at June 30, 2001..............   $    -         $ 0.1
                                                  ======         ======


         Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through June 30, 2001, $35.2 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, in the amounts of $1.0 million, $7.1 million and $27.1 million for the 2001, 2000 and 1999 fiscal years, respectively.


         During the September quarter of 2000, the Company's Board of Directors approved a plan designed to strengthen the Company's future profitability and financial flexibility. This plan addressed performance shortfalls as well as difficult market dynamics including the continued growth of textile products imports, the casual dressing trend, a drop in exports to Europe because of the weakness of the Euro, price competition in denim and other products, and retailers' efforts to reduce their inventories of interior furnishings products. The major elements of the plan include:

         (1) Realign operating capacity. The Company reduced capacity to better align its operations with current market demand and to assure the most efficient use of assets. This included: closing a plant in Johnson City, Tennessee and moving a portion of its production to other underutilized facilities in the first half of fiscal year 2001; reducing operations at the Clarksville, Virginia facilities of the PerformanceWear segment in the December 2000 quarter; reducing the size of the Company's trucking fleet and closing the Gaston trucking terminal located in Belmont, North Carolina in the December 2000 quarter; and closing a drapery sewing plant of the interior furnishings segment in Mt Olive, North Carolina in June 2001.

         (2) Eliminate unprofitable businesses. The PerformanceWear segment exited its garment-making business (December 2000), and is offering its facility in Cuernavaca, Mexico for sale, and has pruned unprofitable product lines. Also, the Company has exited its BH Floor Accents business by selling (February 2001) its tufted area rug business and (June 2001) its Bacova printed mat business.

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

         The closings and overhead reductions outlined above resulted in the elimination of approximately 2,500 jobs in the United States and 1,000 jobs in Mexico, with severance benefit payments to be paid over periods of up to 12 months from the termination date depending on the employee's length of service.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $71.0 million. The components of the 2000 restructuring and impairment charge included the establishment of a $17.4 million reserve for severance benefit payments, write-downs for impairment of $44.0 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $9.6 million primarily for lease cancellation costs expected to be paid through December 2001.

         Following is a summary of activity in the related 2000 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                 Benefits    Exit Costs
                                                ---------   -------------
         September 2000 restructuring charge...   $ 19.7       $  10.0
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at September 30, 2000.........     19.3          10.0
         Payments..............................     (4.8)         (0.1)
                                                  ------       -------
         Balance at December 30, 2000..........     14.5           9.9
         Payments..............................     (7.4)         (0.6)
         Adjustments...........................     (1.4)         (0.4)
                                                  ------         -----
         Balance at March 31, 2001.............      5.7           8.9
         Payments..............................     (2.5)         (4.7)
         Adjustments...........................     (0.9)            -
                                                  ------         -----
         Balance at June 30, 2001..............   $  2.3         $ 4.2
                                                  ======         =====


         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through June 30, 2001, $9.6 million and $8.1 million of such costs have been incurred and charged to operations during the 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

         Assets that have been sold, or are held for sale at June 30, 2001 and are no longer in use, were written down to their estimated fair values less costs of sale. Assets held for sale continue to be included in the Fixed Assets caption on the balance sheet in the amount of $28.0 million. The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 24 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition


Results Of Operations

         Net sales for the third quarter of fiscal 2001 were $351.1 million, compared with $419.8 million in the third quarter of fiscal 2000. Approximately $36 million of the sales reduction relates to businesses sold or closed in the fiscal year. The Company reported net earnings of $1.5 million, or $0.03 per share, for the June 2001 quarter, equal to net earnings of $1.5 million, or $0.03 per share, in the same quarter last year.

         The June 2001 results include, among other things, the net effect of the following items on an after-tax basis: $1.7 million, or $0.03 per share, restructuring and runout expenses; $1.0 million, or $0.02 per share, loss from the Unifi joint venture; and $4.8 million, or $0.09 per share, interest income resulting from Mexican value-added tax refunds. The June 2000 results included, among other things, the net effect of the following items on an after- tax basis: $0.8 million, or $0.01 per share, restructuring and runout expenses; $2.1 million, or $0.04 per share income from the Unifi joint venture; and $4.4 million, or $0.08 per share from amortization expense related to goodwill.

         The Company completed the divestiture of Burlington House Floor Accents with the sale of the Bacova printed mats business in June. Capacity reductions announced as part of the 2000 restructuring have been completed. The Company is continuing to focus on improving customer service by reducing cycle times and improving quality.

         Market conditions continue to be very difficult. Cash flow and debt reduction remain the primary focus. Significant working capital reductions were achieved early this year and have continued this quarter, reducing inventories by approximately $89 million from a year ago and $12 million from the March quarter. The Company generated approximately $37 million in cash from operations and asset sales during the quarter, and to date has paid down over $77 million of debt. The Company will be looking at improving its operating efficiencies by further reducing capacity in order to return to profitability. Although it expects positive cash flow, the Company expects to post a net loss in the September 2001 quarter.

         The Company's 51%-owned subsidiary, Nano-Tex, LLC, continues to actively seek applications for its development of chemical modifications to fabrics in order to impart desirable characteristics for fabric end uses. To date, Nano-Tex has entered into two (2) licenses with fabric producers, including the Company, for specific fabric applications of its technology, as well as nine (9) development agreements with fabric producers to test and apply Nano-Tex developments in specific fabric fields. Two developments in the apparel field are now being commercially marketed to consumers through national retail distribution channels. Nano-Tex's intellectual property portfolio also continues to grow, with fifty-seven (57) patent applications now on file. For the quarter ended June 30, 2001, research and marketing expenses exceeded royalty income from licensing arrangements in place.

Comparison of Three Months ended June 30, 2001 and July 1, 2000.

         NET SALES: Net sales for the third quarter of the 2001 fiscal year were $351.1 million, 16.4% lower than the $419.8 million recorded for the third quarter of the 2000 fiscal year. Export sales totaled $43.0 million and $41.0 million in the 2001 and 2000 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the third quarter of the 2001 fiscal year were $123.7 million, 19.4% lower than the $153.4 million recorded in the third quarter of the 2000 fiscal year. Excluding $22.1 million sales reduction due to closed businesses, net sales of the PerformanceWear markets were 5.8% lower than in the prior year. This decrease was due primarily to 9.6% lower volume offset by 3.8% higher prices and product mix.

         CasualWear: Net sales for the CasualWear segment for the third quarter of the 2001 fiscal year were $60.3 million, 8.8% lower than the $66.1 million recorded in the third quarter of the 2000 fiscal year. This decrease was due primarily to 7.0% lower volume and 1.8% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the third quarter of the 2001 fiscal year were $83.6 million, 28.0% lower than the $116.1 million recorded in the third quarter of the 2000 fiscal year. Excluding $13.0 million sales reduction due to the sale of the tufted area rug business, net sales of the interior furnishings segment were 19.0% lower than in the prior year. This decrease was primarily due to 22.2% lower volume offset by 3.2% higher selling prices and mix.

         Carpet: Net sales for the Carpet segment for the third quarter of the 2001 fiscal year were $82.5 million, 1.8% lower than the $84.0 million recorded in the third quarter of the 2000 fiscal year. This decrease was primarily due to 7.1% lower volume offset by 5.4% higher selling prices and product mix.

         SEGMENT INCOME: Total reportable segment income for the third quarter of the 2001 fiscal year was $14.9 million compared to $28.0 million for the third quarter of the 2000 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the third quarter of the 2001 fiscal year was $5.4 million compared to $7.4 million recorded for the third quarter of the 2000 fiscal year. This decrease was due primarily to $6.6 million reduction in margins resulting from lower volume, $3.4 million deterioration in manufacturing performance due to lower volume, restructuring and plant curtailments and $4.9 million lower equity earnings from the Unifi joint venture, partially offset by $3.6 million higher margins due to price/mix, $1.3 million lower raw material costs, $3.9 million lower start-up costs in Mexico and $4.1 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs.

         CasualWear: Income (loss) of the CasualWear segment for the third quarter of the 2001 fiscal year was $(2.0) million compared to $1.4 million recorded for the third quarter of the 2000 fiscal year. This decrease was due primarily to a deterioration in manufacturing performance of $2.9 million due to plant curtailments and higher energy costs, $0.9 million reduction in margins resulting from lower volume and price/mix, and $0.5 million higher bad debt expense, partially offset by $1.1 million lower raw material costs.

         Interior  Furnishings:   Income  (loss)  of  the  interior  furnishings
products segment for the third quarter of the 2001 fiscal year was $(5.1) million compared to $2.2 million recorded for the third quarter of the 2000 fiscal year. This decrease was due primarily to $7.9 million lower margins due to volume and price/mix and a $3.0 million negative impact on manufacturing performance due to lower volume and plant curtailments, partially offset by $1.5 million of lower selling, general and administrative expenses resulting from cost reduction programs and the absence of losses of $2.2 million associated with the sale of the tufted area rug business.

         Carpet: Income of the Carpet segment for the third quarter of the 2001 fiscal year was $16.8 million compared to $17.3 million recorded for the third quarter of the 2000 fiscal year. This decrease was due primarily to $1.7 million lower margins due to volume, $1.1 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage, partially offset by $1.4 million improvement in margins due to price/mix and $1.0 million improved manufacturing performance.

         Other: Losses of other segments for the third quarter of the 2001 fiscal year were $(0.2) million compared to $(0.3) million recorded for the third quarter of the 2000 fiscal year. This resulted primarily from improved results in the trucking business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $2.9 million for the third quarter of 2001 compared to $4.3 million for the third quarter of the 2000 fiscal year. This reduction is due to timing of maintenance expenses in the prior year and the cost reductions in the current year resulting from the 2000 restructuring plan.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the third quarter of the 2001 fiscal year was $14.0 million compared to $15.9 million for the third quarter of the 2000 fiscal year. Amortization of goodwill was $0.0 and $4.4 million in the third quarter of the 2001 and 2000 fiscal years, respectively. In September 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method, resulting in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill in the September 2000 quarter.

         INTEREST EXPENSE: Interest expense for the third quarter of the 2001 fiscal year was $17.6 million, or 5.0% of net sales, compared with $16.8 million, or 4.0% of net sales, in the third quarter of the 2000 fiscal year. The increase was mainly attributable to the effects of higher interest rates and higher amortization of fees associated with the new bank credit facility, partially offset by lower borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the third quarter of the 2001 fiscal year was $7.3 million consisting principally of interest income, including interest of $6.3 million related to refunds of value-added taxes in Mexico. Other income for the third quarter of the 2000 fiscal year was $2.1 million consisting principally of interest income.

     INCOME TAX EXPENSE (BENEFIT): Income tax expense of $0.5 million was recorded for the third quarter of the 2001 fiscal year in comparison with $3.3 million for the third quarter of the 2000 fiscal year. The total income tax expense for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of tax rate differences on foreign transactions, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The 2000 income tax expense is different from the amounts obtained by applying statutory rates to income before income taxes primarily as a result of amortization of nondeductible goodwill, partially offset by the favorable tax treatment of export sales through the FSC. The U.S. law providing the FSC benefits has been found to be non-compliant under GATT treaty provisions according to challenges raised by the World Trade Organization ("WTO"). The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the WTO.

         NET INCOME AND INCOME PER SHARE: Net income for the third quarter of the 2001 and 2000 fiscal years was $1.5 million, or $0.03 per share. Net income for the third quarter of the 2001 fiscal year included a net charge of $(0.03) per share related to restructuring and run-out costs resulting from the 2000 restructuring, $(0.02) per share loss from the Unifi joint venture, and interest income of $0.09 per share related to refunds of value-added taxes in Mexico. Net income for the third quarter of the 2000 fiscal year included a net charge of $(0.01) per share related to restructuring and run-out costs resulting from the 1999 restructuring, $(0.08) from amortization expense related to goodwill and $0.04 per share income from the Unifi joint venture.

Comparison of Nine Months ended June 30, 2001 and July 1, 2000.

         NET SALES: Net sales for the first nine months of the 2001 fiscal year were $1,076.8 million, 9.7% lower than the $1,193.0 million recorded for the first nine months of the 2000 fiscal year. Export sales totaled $124.0 million and $125.0 million in the 2001 and 2000 periods, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the first nine months of the 2001 fiscal year were $369.1 million, 16.6% lower than the $442.4 million recorded in the first nine months of the 2000 fiscal year. Excluding $45.7 million sales reduction due to closed businesses, net sales of the PerformanceWear markets were 7.0% lower than in the prior year. This decrease was due primarily to 6.5% lower volume and 0.5% lower selling prices and product mix.

         CasualWear: Net sales for the CasualWear segment for the first nine months of the 2001 fiscal year were $197.1 million, 14.5% higher than the $172.1 million recorded in the first nine months of the 2000 fiscal year. This increase was due primarily to 19.0% higher volume offset by 4.5% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first nine months of the 2001 fiscal year were $291.0 million, 21.2% lower than the $369.4 million recorded in the first nine months of the 2000 fiscal year. Excluding $30.7 million sales reduction due to the sale of the tufted area rug business ($20.0 million in 2001 versus $50.7 million in 2000), net sales of the interior furnishings markets were 15.0% lower than in the prior year. This decrease was primarily due to 16.1% lower volume partially offset by 1.1% higher selling prices and mix.

         Carpet: Net sales for the Carpet segment for the first nine months of the 2001 fiscal year were $220.6 million, 3.9% higher than the $212.4 million recorded in the first nine months of the 2000 fiscal year. This increase was primarily due to 6.5% higher selling prices and product mix offset by 2.6% lower volume.

         SEGMENT INCOME: Total reportable segment income for the first nine months of the 2001 fiscal year was $26.1 million compared to $66.8 million for the first nine months of the 2000 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the first nine months of the 2001 fiscal year was $5.3 million compared to $21.5 million recorded for the first nine months of the 2000 fiscal year. This decrease was due primarily to $13.5 million reduction in margins resulting from lower volume and price/mix, $16.9 million deterioration in manufacturing performance due to lower volume, restructuring and plant curtailments and $6.9 million lower equity earnings from the Unifi joint venture, partially offset by $10.3 million lower start-up costs in Mexico, $7.6 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, and $3.1 million of lower raw material costs.

         CasualWear: Losses of the CasualWear segment for the first nine months of the 2001 fiscal year were $(8.0) million compared to $(7.9) million recorded for the first nine months of the 2000 fiscal year. This decrease was due primarily to $3.9 million lower margins due to selling prices and mix, higher selling, general and administrative expenses of $0.9 million associated with growing the garment business, and $0.3 million reduction in manufacturing performance after incurring the costs associated with plant curtailments, partially offset by $3.0 million higher margins due to volume and lower raw material costs of $1.9 million.

         Interior Furnishings: Income (loss) of the interior furnishings products segment for the first nine months of the 2001 fiscal year was $(9.4) million compared to $15.3 million recorded for the first nine months of the 2000 fiscal year. This decrease was due primarily to $18.1 million lower margins due to volume and price/mix and a $12.3 million negative impact on manufacturing performance due to lower volume, restructuring and plant curtailments, partially offset by $1.4 million lower raw material costs and $4.1 million of lower selling, general and administrative expenses resulting from cost reduction programs and the sale of the tufted area rug business.

         Carpet: Income of the Carpet segment for the first nine months of the 2001 fiscal year was $39.3 million compared to $39.0 million recorded for the first nine months of the 2000 fiscal year. This increase was due primarily to $8.2 million higher margins due to price/mix, offset by $2.7 million higher raw material costs, $1.1 million reduction in margins due to manufacturing inefficiencies caused by production curtailments to reduce inventory levels, and $4.0 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage and costs associated with the introduction of new products.

         Other:   Losses of other  segments  were $(1.1)  million for  the first nine months of the 2001 and 2000 fiscal years.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $9.3 million for the first nine months of the 2001 fiscal year compared to $10.0 million for the first nine months of the 2000 fiscal year. This reduction is due primarily to the cost reductions resulting from the 2000 restructuring plan.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Operating income before interest and taxes for the first nine months of the 2001 fiscal year was $16.2 million compared to $36.3 million for the first nine months of the 2000 fiscal year. Amortization of goodwill was $0.0 and $13.3 million in the first nine months of the 2001 and 2000 fiscal years, respectively. In September 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method, resulting in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill in the September 2000 quarter.

         INTEREST EXPENSE: Interest expense for the first nine months of the 2001 fiscal year was $54.8 million, or 5.1% of net sales, compared with $49.0 million, or 4.1% of net sales, in the first nine months of the 2000 fiscal year. The increase was mainly attributable to the effects of higher interest rates and higher amortization of fees associated with the new bank credit facility, partially offset by lower borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the first nine months of the 2001 fiscal year was $16.0 million consisting principally of gains on the disposal of assets of $5.0 million and interest income of $11.0 million, including interest of $6.3 million related to refunds of value-added taxes in Mexico. Other income for the first nine months of the 2000 fiscal year was $11.2 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $4.7 million.

     INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(7.5) million was recorded for the first nine months of the 2001 fiscal year in comparison with income tax expense of $9.2 million for the first nine months of the 2000 fiscal year. The total income tax benefit for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of tax rate differences on foreign transactions, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently invested. Excluding the tax on the Canadian liquidation, the 2000 income tax benefit is different from the amounts obtained by applying statutory rates to the loss before income taxes primarily as a result of amortization of nondeductible goodwill, partially offset by the favorable tax treatment of export sales through the FSC. The favorable tax benefit from the FSC was lower in the current period compared to the 2000 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be non-compliant under GATT treaty provisions according to challenges raised by the World Trade Organization ("WTO"). The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the WTO.

         NET LOSS AND LOSS PER SHARE: Net loss for the first nine months of the 2001 fiscal year was $(14.4) million, or $(0.27) per share, in comparison with $(3.3) million, or $(0.06) per share, for the first nine months of the 2000 fiscal year. Net loss for the first nine months of the 2001 fiscal year included a net charge of $(0.13) per share related to restructuring and run-out costs resulting from the 2000 restructuring, $0.01 per share gain from the Unifi joint venture, interest income of $0.09 per share related to refunds of value-added taxes in Mexico and a net gain of $0.06 per share related to the sale of assets. Net loss for the first nine months of the 2000 fiscal year included a net charge of $(0.07) per share related to restructuring and run-out costs resulting from the 1999 restructuring, $(0.25) from amortization expense related to goodwill and $0.09 per share income from the Unifi joint venture.

Liquidity and Capital Resources

         During the first nine months of the 2001 fiscal year, the Company generated $61.6 million of cash from operating activities and $22.1 million from sales of assets. Cash was primarily used for net repayments of long- and short-term debt of $77.2 million and capital expenditures and other investing activities of $22.4 million. At June 30, 2001, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $821.7 million compared with $899.9 million at September 30, 2000.

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

         During the first nine months of the 2001 fiscal year, investment in capital expenditures totaled $21.0 million, compared to $56.2 million in the 2000 period. The Company anticipates that the level of capital expenditures for fiscal year 2001 will total approximately $26 million.

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

         On December 5, 2000, the Company entered into an amended bank credit agreement ("2000 Bank Credit Agreement") which extends the 1995 Bank Credit Agreement to the earlier of (i) June 5, 2003 or (ii) the date that is the later of (x) November 10, 2002 or (y) 30 days prior to the maturity date of the Receivables Facility described below, as extended in a refinanced facility. The 2000 Bank Credit Agreement consists of a $600.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed $600.0 million. At August 4, 2001, the Company had approximately $183.4 million in unused capacity under this facility.

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

         The Company is in compliance with all of the covenants under the 2000 Bank Credit Agreement at June 30, 2001, which requires the Company, among other covenants, to maintain a certain level of EBITDA (earnings before interest, taxes, depreciation and amortization) in relation to debt as of the end of each fiscal quarter. Based on current levels of operating profit and the uncertainty of business conditions in the months ahead, the Company may not be able to comply with one or more of such covenants, possibly as early as the end of the September 2001 quarter. The Company has discussed with representatives of its bank group the possible future non-compliance with covenants under the 2000 Bank Credit Agreement and believes it will be successful in negotiating revised covenant terms or a waiver of any possible violation. However, there can be no assurance that the Company will be able to satisfactorily renegotiate its covenants or obtain a waiver, or refinance its debt from alternative sources. If a default under the credit agreement occurred, the bank group could elect to declare all obligations under the 2000 Bank Credit Agreement to be due and payable, which would materially and adversely affect the Company's financial condition in the absence of alternative financing sources.

         In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of then-outstanding eligible trade accounts receivable up to $225.0 million. Loans under the Receivables Facility bear interest, with terms up to 270 days, at the bank's commercial paper dealer rate plus 0.1875%. A commitment fee of 0.125% is charged on the unused portion of the Receivables Facility. At August 4, 2001, $118.4 million in borrowings under this facility with original maturities of up to 42 days was outstanding.

         Because the Company's obligations under the bank credit facility and the Receivables Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its interest rate exposure, rather than for trading purposes.

Commodity Price Risk

         The Company manages its exposure to changes in commodity prices primarily through its procurement practices. The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at June 30, 2001, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $2.0 million. However, the Company has not utilized this net settlement provision in the past, and does not anticipate using it in the future.

Forward-Looking Statements

       With the exception of historical information, the statements contained in Management's Discussion and Analysis of Results of Operations and Financial
Condition and in other parts of this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, the success of the Company's overall business strategy, the Company's relationships with its principal customers and suppliers, the success of the Company's operations in other countries, the demand for textile products, the cost and availability of raw materials and labor, the Company's ability to service its existing debt and to finance its capital expenditures and working capital needs, the level of the Company's indebtedness and its exposure to interest rate fluctuations, its compliance with the terms of its financing agreements, and, if necessary, its ability to obtain waivers or renegotiate covenants on commercially reasonable terms, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime and of the changes in U.S. apparel trade as a result of recently-enacted Caribbean Basin and Sub-Saharan African trade legislation. Other risks and uncertainties may also be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  August 13, 2001                     Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  August 13, 2001                     Carl J. Hawk
                                           Controller