Form 10-K
period 2001-09-29
BURLINGTON INDUSTRIES INC /DE/
filed 2001-12-21
CIK 870213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 29, 2001

                         Commission file number 1-10984
                                                -----------

                           BURLINGTON INDUSTRIES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             56-1584586
      ----------------------------              ---------------------
        (State of incorporation)                  ( I.R.S. Employer
                                                  Identification No.)

           3330 West Friendly Avenue
               Greensboro, N.C.                               27410
   --------------------------------------------        -------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (336) 379-2000
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
           Title of each class                        on which registered
           -------------------                   ------------------------------

           Common Stock,                                    None
           par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No ____
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 3, 2001, the aggregate market value of Registrant's voting stock held of record by nonaffiliates of Registrant was approximately $2,380,845 (based upon the closing price on the Over the Counter Bulletin Board on that date), excluding Treasury shares and, without acknowledging affiliate status, 617,270 shares held beneficially by Directors and executive officers as a group.

As of December 3, 2001, there were outstanding 53,524,941 shares of Registrant's Common Stock, par value $.01 per share, and 454,301 shares of Registrant's Nonvoting Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

None.

         Unless the context otherwise requires, references to "Burlington" or the "Company" include Burlington Industries, Inc. and its subsidiaries, and, where relevant, its participation in joint venture companies. References to "Debtors" include Burlington Industries, Inc. and certain of its domestic subsidiaries that have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Forward-Looking Statements

         With the exception of historical information, the statements contained in this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, the following:

         * The success of the Company's overall business strategy, including successful implementation of the Company's restructuring plan and successful development and implementation of the Company's plan of reorganization.

         * The impact that public disclosure of the Company's Chapter 11 filing may have on the Company's relationships with its principal customers and suppliers.

         * The risk that the bankruptcy court overseeing the Company's Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company.

         * Actions that may be taken by creditors and other parties in interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 proceedings.

         * The risk that the cash generated by the Company from operations, asset sales and the cash received by the Company under its debtor-in-possession financing facility will not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors, other parties in interest and the bankruptcy court.

         * Senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business.

         * The risk that the Company will have difficulty attracting and retaining top management and other personnel as a result of the Chapter 11 proceedings.

         * Successful development and implementation of the Company's plan of reorganization and restructuring plan may require that the Company's business change materially from the Company's current business and operations as described in this report.

         * The Company's success may depend in part on the goodwill associated with, and protection of, the brand names and other intellectual property rights of the Company.

         * Global economic activity and the implications thereon after the attacks on September 11 and the U.S. government's response thereto.

         * The success of the Company's expansion in other countries.

         * The demand for textile products.

         * The cost and availability of raw materials and labor.

         * Governmental legislation and regulatory changes.

         * The long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime.

         * The level of the Company's indebtedness, ability to borrow and exposure to interest rate fluctuations.

         * The Company's access to capital markets will likely be limited for the foreseeable future.

                                     PART I

Item 1.  Business
         --------

General

         The Company is one of the world's largest and most diversified manufacturers of softgoods for apparel and interior furnishings. It is a leading developer, marketer and manufacturer of fabrics and other textile products used in a wide variety of apparel and interior furnishings end uses. During the fiscal year ended September 29, 2001, the Company was organized in four industry segments: PerformanceWear, CasualWear, Interior Furnishings and Carpets. On December 4, 2001, the Company announced that as part of the reorganization, which is discussed in detail below, its PerformanceWear and CasualWear divisions are to be merged into one apparel fabrics division, Burlington North American Apparel Fabrics.

         As of September 29, 2001, the Company operated 16 U.S. manufacturing plants in three states and three manufacturing plants, one garment assembly plant and one drapery sewing plant in Mexico. It also held a 50% interest in three joint ventures: one in India with one manufacturing plant and two in Mexico, each with one manufacturing plant, and held a minority interest in a U.S. yarn manufacturing venture. It also owns a 51% interest in Nano-Tex, LLC, a California limited liability company ("Nano-Tex") engaged in research activities directed to enhancing the performance characteristics of textile products. At September 29, 2001, the Company employed approximately 13,700 persons, not counting joint venture employees.

Proceedings Under Chapter 11 of the Bankruptcy Code

         On November 15, 2001 (the "Petition Date"), the Company and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (Case Nos. 01-11282 through 01-11306) (the "Bankruptcy Court"). The Chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations, joint venture partnerships, Nano-Tex, LLC, Burlington WorldWide Limited and certain other subsidiaries were not included in the filing.

         In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, and (v) authorize payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses. On November 15, 2001, the Bankruptcy Court also entered an interim order (the "Interim DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below for a further discussion regarding the DIP Financing Facility. On December 12, 2001, the Bankruptcy Court entered a final order (the "Final DIP Financing Order") approving the DIP Financing Facility and authorizing the Debtors to utilize up to $190 million, including up to $50 million for post petition letters of credit, under the DIP Financing Facility.

         The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

         The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expires on March 15, 2002; however, the Debtors may request that the Bankruptcy Court extend such exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. See "Forward-Looking Statements." ---

        The description of the Debtors' current business and operations set forth below may also be materially impacted by the ultimate plan of reorganization adopted.

Products for Apparel Markets

         Burlington PerformanceWear. The Company is a leading manufacturer of
         --------------------------
woven worsted and worsted blend fabrics, as well as woven synthetic fabrics made with 100% polyester, 100% nylon and polyester or nylon blended with wool, rayon, lycra or other fibers, supplied to manufacturers of a wide variety of apparel, activewear and barrier products. Burlington PerformanceWear is organized to service the needs of six distinct customer groups:

     .   Menswear - Clothing: Fabrics of worsted wool, synthetics and blends
         -------------------
         designed for the increasingly diverse needs in men's jackets, suits and formal wear.

     .   Menswear - Trousers: Fabrics made from worsted wool, synthetics and
         -------------------
         blends for use in men's slacks and shorts, from business to casual application.

     .   Womens Wear: A breadth of fabric styles for a wide variety of end-uses
         -----------
         in the "moderate" and "better" women's market.

     .   Raeford(R): An extensive product line, from tailored fabrics to
         ----------
         performance fabrics, for uniform and career apparel.

     .   ActiveWear: High-tech, performance fabrics with waterproof, water
         ----------
         repellent, breathable and moisture management characteristics used by makers of outerwear and high performance sportswear and activewear.

     .   Barrier Products: Performance fabrics for the reusable health care
         ----------------
         market and contamination control environments. Lightweight, reusable, protective barrier fabrics under the Maxima(R) brand name are marketed to makers of, among other things, clothing worn by hospital personnel and by industrial workers who are required to work in clean and static-free environments.

     The Company owns a minority interest in a joint venture that manufacturers and sells natural textured polyester yarn. During 2001, the Company announced that it was exiting the woven shirting fabrics business and closing its facilities in Mexico that developed these products and its offering of shirts made therefrom.

         Burlington CasualWear. The Company is a leading manufacturer of denim
         ---------------------
fabrics, focusing on fashion, value-added, specialty products. It produces a diversified product line that services the major brands with innovative and engineered products for denim customization. From plants in the United States, Mexico and India, it is a major supplier to all segments of the branded, designer and private label business. The India denim plant is a 50/50 joint venture with Mafatlal Industries Limited. A Mexican cotton yarn plant, which is a 50/50 joint venture with Parkdale Mills Incorporated, principally supplies the Company's Mexican denim facility.

         The CasualWear apparel fabric business also offers customers the option of purchasing fabrics in the form of customer-specified garments through direct garment-making capabilities in Mexico or through the purchase of sewing services from contractors or joint ventures. The Company operates a jeans sewing plant and has entered into a 50/50 joint venture with International Garment Processors, a leader in denim jeans processing. The joint venture commenced operation in late 1999 in a new facility in the state of Chihuahua, Mexico. When coupled with its yarn and fabric facilities in Mexico, the Company is able to convert raw materials to shelf-ready denim garments totally within Mexico.

Products for Interior Furnishings Markets

         Burlington House. The Company is a leading manufacturer and marketer of
         ----------------
ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, mattress ticking, upholstery fabrics, and decorative fabrics for use by makers of products for the home, office, hospitality and healthcare markets.

The product lines consist of:

     . Ready-made and made-to-measure draperies, window coverings and coordinating bedroom ensembles, and table linens sold under the Burlington House(R) name to department and specialty stores, under the
         ----------------
         American Lifestyle(TM) name to discount stores and on a private label
         ------------------
         basis to several major retailers;

     . Woven jacquard mattress ticking (primarily damasks) sold to all major domestic manufacturers of mattresses for both the residential and institutional markets;

     . Woven jacquard and textured fabrics for residential upholstered furniture which are marketed to a broad range of furniture manufacturers;

     . Woven jacquard and other decorative fabrics and flame resistant fabrics used by manufacturers of home, office, hospitality and healthcare products (bedding, window coverings, draperies, panel fabric and upholstery fabric); and

     . Bath accessories designed and marketed by the Company. Many of these products, which include shower curtains plus resin, ceramic and wood bathroom accessories, are designed to coordinate with the Company's bedroom ensembles.

         Carpets. The Company is a leading domestic manufacturer of tufted
         -------
synthetic carpet for commercial uses, comprised of broadloom carpet, carpet tiles and six-foot vinyl-backed carpet. It produces and sells a wide variety of standard and custom commercial carpet products under the Company's Lees(R) brand
                                                                   -------
name primarily for use in offices, institutions, airports, hotels, schools, stores and health care facilities. The Company's commercial carpet products are sold in the middle to high priced segments of the commercial carpet market, and are marketed through dealers primarily to architects, designers and commercial builders, as well as directly to end users.

         The Company developed and patented a yarn dyeing process that permits the production of carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor(R) name, represent a substantial portion of current carpet sales.
    ------------
The Company also has developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond(R), which enhances the
                                                 ----------
carpet's durability.

         The Company's yarn dyeing capability facilitates the offering of carpeting in a wide range of colors. Through its Colorfax(R) program, the
                                                 -----------
Company offers customers the ability to order sample yardage manufactured to their exact color specifications. In addition, the Company offers high quality digital product simulations, known as Techno-Images(TM). These provide
                                      -----------------
customers with custom design and color direction and are marketed by the Company under it's Accelerated Design System (ADS)(TM). Techno-Images(TM) are
           -----------------------------------  -----------------
deliverable within 48 hours of request.

         During 2001, the Company exited the tufted area and bath rug business by selling its facilities located in Monticello, Arkansas. The Company also sold its decorative mats business, marketed under the Bacova(R) name.

Financial Information Concerning Industry Segments

         Reference is made to Note P to the Notes to Consolidated Financial Statements for information concerning industry segments for the Company's 2001, 2000 and 1999 fiscal years. See "Item 8 -- Financial Statements and Supplementary Data."

Exports

         The Company's exports were 11.4 % of revenues in fiscal year 2001, with export sales of $160.7 million; of these sales, $79.3 million were to Mexico and Canada. The Company's export sales were $179.1 million in fiscal year 2000 and $236 million in fiscal year 1999.

Operations

     The Company's domestic operations are organized primarily by product category. Products are distributed through direct sales except in a few cases, mainly export sales, where products are sold through independent agents or distributors.

     The Company's operations in Mexico, directly owned or through joint ventures, are designed primarily to service consumer markets outside of Mexico. These operations benefit from the quota, tariff and tax advantages of the North American Free Trade Agreement (See "Competition" below) and Mexico's
                               ---
"maquiladora " program.

     The Company's corporate headquarters, principal sales and merchandising offices and principal staff operations are located in Greensboro, North Carolina. The Company maintains domestic sales offices in New York City and other major cities in the United States.

Manufacturing

     The Company is a vertically integrated manufacturer in many of its product areas. Generally, raw fibers are purchased and spun into yarn, or filament yarns are purchased and processed. Yarns, whether produced by the Company or purchased, are dyed in some cases, and then are woven, or tufted, into fabric or carpet. Fabric is then sold either as greige (unfinished) goods or in dyed and finished form, or further processed into finished home furnishing or apparel products. Residential and commercial interior furnishings products are further processed and packaged for sale to retailers.

     "Just-in-time" manufacturing techniques, which reduce in-process inventories, floor space requirements and the time required to process a particular order, are used in most facilities. Programs to link customers and suppliers of the Company by means of electronic data transmission or the Internet are also in place in all businesses. These programs improve efficiency and reduce lead times by improving communication and planning and processing times at the various stages of production. They also assist the Company in working effectively with manufacturers to coordinate their operations with the demands of retailers and, as such, are an important part of the domestic textile industry's "Quick Response" program designed to improve its competitive position vis-a-vis imports. The Company is placing increased emphasis on continuous
---------
improvement of its manufacturing processes.

Raw Materials

     The Company uses many types of fiber, both natural (principally wool and cotton) as well as manufactured (polyester, nylon, polypropylene, acrylic, rayon, Tencel(R) and acetate), in the manufacture of its textile products. Total raw material costs were 34.2 % of net sales in the 2001 fiscal year, 33.4% of net sales in the 2000 fiscal year, and 30.4% of net sales in the 1999 fiscal year. The Company believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs, relative currency values, and prices of underlying raw materials such as petroleum.

     The Company purchases all of its raw materials and dyes, and, generally, to date, has had no difficulty in obtaining these materials. Wool and man-made fibers are available from a wide variety of sources both domestically and abroad. Cotton is available from a wide variety of domestic sources. Other materials, such as dyes and chemicals, are generally available, but, as in the case of raw materials, continued availability is dependent to varying degrees upon the adequacy of petroleum supplies. Energy costs are an important factor in cost of sales across all the Company's segments.

     It will be necessary for the Company to assess the effect of the Chapter 11 Cases on the availability of raw materials. The Company may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of its pending bankruptcy proceedings. Suppliers to the Company may stop providing raw materials and other supplies to the Company, or provide raw materials and supplies to the Company only on "cash on delivery" or other terms less favorable to the Company than prior to the Chapter 11 Cases.

Research and Development

     Textile manufacturers generally focus their research and development efforts on product development rather than basic research. Major innovations in the textile industry have come primarily from fiber producers (microdenier fiber, for example) or machinery manufacturers (high-speed shuttleless looms). While breakthroughs by textile manufacturers in fabric development have occurred (for example, the Company's Duracolor(R) carpets using stain-resistant
                            ---------
technology), generally, textile makers have enhanced their competitiveness through continual development and refinement of products to meet or create consumer needs (for example, the Company's use of microdenier fibers in a wide range of apparel and other applications). Accordingly, with few exceptions, basic research and development expenditures have not been as significant a component of textile manufacturing success as expenditures on design innovation or capability and on capital equipment that increase the range of end products and enhance productivity.

     The Company is a leader in developing new applications and end uses for synthetic fibers, such as fabrics made with microdenier filament yarn, a yarn made from fiber thinner than silk. These products combine a natural appearance and touch with the performance characteristics of synthetic fibers. The Company's microdenier fabrics are currently being used in men's and women's apparel fabrics, activewear, protective medical clothing and in home furnishings. The Company is the leading domestic producer of microdenier fabrics made from 100% polyester and polyester blended with wool or rayon.

     Basic research and development responsibility is located in each product area and focused on specific process and product development needs. Research and development expenditures totaled $11.4 million in the 2001 fiscal year -- $6.3 million in the PerformanceWear segment, $1.2 million in the CasualWear segment, $1.4 million in the Interior Furnishings segment, and $2.5 million in the Carpet segment -- compared with $11.8 million and $12.1 million in the 2000 and 1999 fiscal years, respectively.

     In November 1999, the Company increased its ownership interest to 51% in Nano-Tex, LLC, a California start-up limited liability company developing novel chemistry directed to enhancing the performance characteristics of textile products. Nano-Tex operates a research facility in Emeryville, California engaged in research activities. The Company believes that the application of Nano Tex's research to the next generation of textile products is promising. Research and product development to date have been focused on providing existing products with enhanced performance characteristics for use in the apparel and home furnishings markets. Three products have been released for commercial distribution and others are currently under development.

Trademarks and Patents

The Company owns or has the right to use all trademarks and trade names that it believes are material to the operation of its business. The Company markets its products under a variety of trademarks and trade names, principally utilizing variations of the Burlington(R) name. Certain products are marketed under
                  ----------
nationally recognized names such as Lees(R) for commercial carpets
                                    ----
     From time to time, the Company's product development efforts have resulted in new processes or products, some of which have been patented. Examples of Burlington-developed technology include the Xalt(R) family of composite,
                                            ----
laminate fabrics used in activewear and Duracolor(R) carpets, manufactured using
                                        ---------
stain-resistant technology with respect to which the Company has obtained patents. Because the Company's business is not dependent to any significant degree upon patents and licenses (with the exception of the patented stain resistant carpet technology in the case of the Carpet segment), the loss of any patents or licenses now held by the Company would not have a material adverse effect upon its business or results of operations.

     To date, Nano-Tex has filed 65 patent applications on a series of inventions in a number of important fields applicable to textiles. It has also filed for trademark registration of its name and various derivations thereof using the "Nano" prefix. There can be no assurance as to the extent to which these registrations and applications will result in registered trademarks and issued patents, although the Company's patent counsel believe that a significant intellectual property portfolio will result from these filings. Under agreements with Nano-Tex, the Company has the right to use, on a perpetual basis and favorable license terms, all technologies developed which apply to textile fields practiced by the Company. In addition, the Company has contracted to represent Nano-Tex in exploiting all of its technology in the textile field, including areas where the Company is not presently a manufacturer.

         The Company derives licensing income (approximately $2.9 million in the 2001 fiscal year) from licenses of the Company's technology and from licenses of the Burlington(R) name, principally to manufacturers of socks and hosiery
    ----------
products in the United States and Europe.

Competition

         The global and United States textile industries are highly competitive. No one firm dominates the United States market, and many companies compete only in limited segments of the textile market. Certain of the Company's products also compete with non-textile products. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and the degree of fashion risk inherent in the product. The CasualWear division's offering of fabrics in garment form puts the Company into competition with a global array of highly-competitive garment makers.

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

         U.S. retailers' and apparel manufacturers' sourcing decisions are affected by numerous factors, including relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade, particularly those setting quota and tariff levels. As evidence of the impact of these factors, sourcing of textile and apparel imports for goods shipped into the United States -- once dominated primarily by Hong Kong, Taiwan and Korea -- has been shifting to other lower-cost producer countries such as The People's Republic of China, Bangladesh, Pakistan, Mexico and Honduras and other countries in the Caribbean Basin. The Company believes that changing cost structures, delivery lead times, political uncertainty and infrastructure deficiencies associated with many of these producers have caused importers to reassess the degree of reliance placed upon certain of these sources, and to reconsider the importance of the reliability of manufacturing sources closer to point of sale which can satisfy retailers' rapid replacement/response needs. In addition to these factors, the U.S. Government's policies designed to benefit Mexico and the Caribbean Basin, through favored quota and tariff treatment, have stimulated a shift in production of garments to sources in the western hemisphere, indirectly benefiting U.S. textile producers.

         Under the North American Free Trade Agreement ("NAFTA") with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Because the Company is a major U.S. apparel fabrics manufacturer and a resident, diversified textile and finished product manufacturer in Mexico, the Company believes that NAFTA is advantageous to the Company. In addition, the U.S. "807" tariff program benefits U.S. textile producers whose cut fabrics are incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged on only the value added in assembling the garments.

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

         During 2000, legislation was passed relating to trade between the U.S. and Sub-Saharan African nations, trade between the U.S. and the Caribbean Basin countries, and reduction of U.S. wool fabric tariffs on a limited volume of certain wool fabrics (the "2000 Trade Amendments"). Of these changes, only the requirements that Caribbean countries use U.S.-made fabric to obtain favorable trade concessions have benefited the Company. Additional legislation favoring imported apparel producers is pending before Congress.

         Also of significance to domestic textile and apparel companies is the ultimate impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") established as a successor to the GATT in January 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO will oversee the phase-out of textile and apparel quotas over a ten-year period through 2004. In addition, tariffs on textile and apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile and apparel trade would revert to regular WTO rules that prohibit quotas and most other non-tariff barriers. The Clinton and Bush Administrations have also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade, although "fast track" authority to negotiate new agreements has to date been denied by Congress. China has recently gained admission to the WTO and access to the more liberal trade regime currently being phased in. The Administration has also entered into a free trade agreement with Jordan and proposed similar agreements with Chile and Singapore.

     Over the years, the Company has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration and by increasing production in lower cost countries. Capital expenditures and systems improvements have centered on strengthening value-added product strategies and on increasing productivity, lowering costs and improving quality. The Company also has introduced manufacturing techniques such as "just-in-time" and "Quick Response" and created electronic data links with customers and suppliers, thereby shortening lead times and improving service. The Company has invested in yarn, apparel fabric and garment manufacturing and processing facilities in Mexico and India in response to the forces affecting global textile and apparel trade which have been described above.

     The long-run success of the Company will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as NAFTA, the 2000 Trade Amendments and the GATT/WTO changes, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, the value of the United States dollar in relation to other currencies and world economic developments generally. The Company's success also will be affected by the ability of certain of the Company's customers to remain competitive, the success of the Company's global diversification, modernization and cost-reduction efforts and, most importantly, the ongoing ability of the Company to produce innovative, quality products to satisfy specific customer needs at competitive costs. The Company's exclusive right to commercialize Nano-Tex's future product applications, if and when achieved, could provide it unique market opportunities.

     As is evident from the Company's public statements as to the causes of its decisions to seek protection under Chapter 11 of the U.S. Bankruptcy Code, the negative consequences of U.S. Government trade policy and the advantages gained by Asian exporters following the 1998 financial crisis and currency devaluation have to date outweighed the advantages of NAFTA and Caribbean Basin production and the Company's efforts to distinguish its product offerings and service to customers. During the last year, numerous other apparel and textile companies have been forced by these factors to either close or seek Bankruptcy Court protection.

Employees

     The number of persons employed by the Company in both its domestic and foreign operations, excluding joint ventures, as of September 29, 2001, was approximately 13,700. The Company's workforce in the United States is not represented by labor unions. All wage employees in the Company's Mexican operations (approximately 2,600 persons) and in its Mexican joint ventures are represented by labor unions.

Customers

     The Company primarily markets its products to approximately 7,500 customers in the United States. The Company also markets its products to customers in Canada, Mexico, Central and South America, Europe, Africa, Australia and Asian countries. For the 2001 fiscal year, no single customer represented more than 10% of the Company's net sales, and the Company's 10 largest customers accounted for approximately 28% of net sales.

Backlog

         The Company's business generally is characterized by very short forward order positions. The backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Company, was approximately 11.3% of annual net sales at the end of the 2001 fiscal year, compared with approximately 15.2% of annual net sales at the end of the 2000 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 2001 fiscal year for the PerformanceWear segment was 19.8% of annual net sales of the segment, for the CasualWear segment was 10.0% of annual net sales of the segment, for the Interior Furnishings segment was 6.4% of annual net sales of the segment, and for the Carpet segment was 6.5% of annual net sales of the segment.

Governmental Regulation

         The Company is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act, the Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. Mexico imposes similar obligations on resident producers. The Company is presently engaged in a number of environmental remediation plans and has reported dispositions of waste that could result in future remediation obligations. The Company cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of "Legal and Environmental Contingencies" under "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses numerous chemicals, including resins containing formaldehyde, in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos.

         The Company believes that it has complied in all material respects with the foregoing environmental or health and safety laws or regulations and does not believe that future compliance with such laws or regulations will have a material adverse effect on its results of operations or financial condition.

Item 2.  Properties
         ----------

         As of September 29, 2001 the Company operated 16 manufacturing plants in the United States, of which 10 were located in North Carolina, five in Virginia, and one in Mississippi. All of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 8.3 million square feet. The Company's international operations include three textile manufacturing plants, one garment assembly plant, one drapery sewing plant, a joint venture yarn plant and a joint venture garment processing plant, all in Mexico, and a joint venture fabric plant in India.

         Of the Company's manufacturing plants (including the garment assembly plant and drapery sewing plant), eight are used principally in the PerformanceWear segment, four are used in the CasualWear segment, eight are used in the Interior Furnishings segment and one is used in the Carpet segment. In addition, the Company has eight manufacturing plants not currently in operation and held for sale. The Company's U.S. plants generally operate on a three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Company considers its plants and equipment to be in good condition.

         The corporate headquarters building in Greensboro, North Carolina, containing approximately 430,000 square feet, was completed and occupied in 1971. The building is located on property occupied under a 99-year ground lease that began in 1969.

Item 3.       Legal Proceedings
              -----------------

         On November 15, 2001, the Company and certain of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (Case Nos. 01-11282 through 01-11306). The Chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes. Each of the Debtors continues to operate its business and manage its property as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. See "Item 1. Business -- Proceedings under Chapter 11 of the Bankruptcy Code for a detailed discussion of the Chapter 11 Cases.

         The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have made certain guarantees in the ordinary course of business. It is not possible to determine with certainty the ultimate liability, if any, of the Company in any of the matters referred to in this item, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Company. As a result of the Chapter 11 Cases, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors may not be subject to the automatic stay. Furthermore, litigants may seek to obtain relief from the Bankruptcy Court to pursue their claims.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
         None.

                                     PART II

 Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share ("Common Stock"), was traded on the New York Stock Exchange (the "NYSE") under the symbol "BUR" until the NYSE suspended trading of the Common Stock on November 15, 2001. After the NYSE suspended trading in the Common Stock, the Common Stock began trading on the over-the-counter electronic bulletin board (the "OTCBB" under the symbol "BRLG.)" The following table sets forth for the period indicated the high and low sales prices on the NYSE of the Common Stock during fiscal year 2001 and fiscal year 2000. The Company's common stock as of December 19, 2001 closed on the OTCBB at the price of $0.032 per share with a high for that day of $0.035 per share and a low for that day of $0.024 per share.


Fiscal 2001 Quarters
--------------------
Common Stock Prices                 First Quarter    Second Quarter    Third Quarter    Fourth Quarter

High                                $1.8125          2.7500            2.4900           2.3500
Low                                 $1.1875          1.5625            1.8600           1.1000


Fiscal 2000 Quarters
--------------------

Common Stock Prices                 First Quarter    Second Quarter    Third Quarter    Fourth Quarter

High                                $5.1875          5.2500            4.5000           2.6250
Low                                 $3.5000          2.5625            1.6875           1.2500

         As of September 29, 2001, the Company had approximately 1,881 holders of record of the Company's Common Stock and one holder of records of its Nonvoting Common Stock.

         The Company has not paid any cash dividends on its Common Stock during fiscal years 2001 and 2000. The DIP Financing Facility prohibits the Company from paying cash dividends on the Common Stock.

Item 6.  SELECTED FINANCIAL DATA

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

(Dollar amounts in thousands, except per share data)

                                            2001           2000           1999           1998(a)      1997
                                        -----------    -----------    -----------    -----------   -----------
SUMMARY OF OPERATIONS

Net sales .........................      $ 1,403,905    $ 1,620,247    $ 1,651,689    $ 2,010,414   $ 2,090,683
Operating income (loss)
 before interest and taxes(b) .....         (63,893)      (504,690)        (3,154)       182,769       143,643
Interest expense ..................          71,174         66,264         58,420         59,544        60,062
Income tax expense (benefit) ......         (27,634)       (21,676)       (15,855)        49,560        37,673
Income (loss) before
 extraordinary item (b) ...........         (91,101)      (526,972)       (31,494)        80,452        58,698

Per share of common stock:
 Income (loss) before
  extraordinary item (basic) ......           (1.73)        (10.12)         (0.57)          1.33          0.96
 Income (loss) before
  extraordinary item
  (diluted) .......................           (1.73)        (10.12)         (0.57)          1.32          0.95
 Dividends ........................              --             --             --             --            --


FINANCIAL POSITION AT YEAR END

Current assets ....................     $   538,720    $   631,785    $   633,859    $   659,313   $   697,627
Fixed assets - net ................         537,178        611,867        641,232        642,756       584,647
Total assets ......................       1,184,995      1,351,600      1,876,275      1,912,887     1,873,692
Current liabilities ...............         655,180        242,898        201,595        227,680       263,595
Long-term liabilities .............         451,025        924,268        938,614        860,538       865,008
Shareholders' equity ..............          25,444         94,775        629,249        700,221       630,726

OTHER DATA

Capital expenditures ..............     $    24,785    $    73,773    $   141,539    $   140,333   $    96,500
Number of employees at
 year end .........................          13,700         17,900         18,500         18,900        20,100

    (a)  Fiscal year 1998 represents a 53-week period.
    (b) Includes restructuring provisions of $59.3 in 2001, $43.6 million in 2000, $37.6 million in 1999 and $7.3 million in 1997, each net of income taxes, and $463.2 million write-off of goodwill in 2000 (see Note C of the notes to consolidated financial statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

Proceedings Under Chapter 11 of the Bankruptcy Code

         After the end of fiscal year 2001, on November 15, 2001, the Company and certain of its domestic subsidiaries (referred to herein as the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see "Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code." The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management is in the process of stabilizing the businesses of the Debtors and evaluating their operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

         During the pendency of the Chapter 11 Cases, the Debtors may with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected on the Debtors' financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject as permitted by the Bankruptcy Code. The Debtors cannot presently or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 Cases.

Basis of Presentation

         The Company's consolidated financial statements included elsewhere in this Annual Report have been prepared on a "going concern" basis in accordance with United States generally accepted accounting principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize upon its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the appropriateness of the use of the "going concern" assumption. The Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of the DIP Financing Facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. If the "going concern" basis was not appropriate for the Company's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

         The Company's consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after November 15, 2001 assuming that the Company will continue as a "going concern". In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Overview

         Fiscal year 2001 was a difficult year caused by continued economic decline and slowing retail activity. Despite these conditions, the Company was able to achieve significant working capital reductions, including $71 million reduction in inventories from the prior year. Improvements in operations and asset sales generated substantial cash, which provided the flexibility to pay down debt and initiate other restructuring activities.

         Restructuring efforts have included reducing capacities as demand declined and exiting several low-margin product lines. The Company will continue to review its capacities in light of continued economic uncertainty in order to maintain lower inventories and increase profitability.

         Earnings results for 2001 were disappointing. The Company experienced continued slowing in the fourth quarter and began taking additional restructuring actions. The general outlook since September 2001 has worsened and management can no longer afford the time needed to incrementally transition the Company. For this reason, the Company took the difficult, but necessary, action to file the Chapter 11 Cases.

         Operational restructuring will continue in 2002 with additional capacity reductions, product rationalization and related asset sales, the detail of which is in the process of being developed. Restructuring charges and runout expenses of $72.6 million (after tax) were recorded during the 2001 fiscal year. Additional restructuring and reorganization charges are anticipated in 2002 as the restructuring is completed and the reorganization proceeds. On December 4, 2001, the Company announced that as part of its reorganization Burlington PerformanceWear and Burlington CasualWear are to be merged into one apparel fabrics division, Burlington North American Apparel Fabrics. The net cash impact of restructuring activities in 2002 is expected to be slightly positive.

         PERFORMANCE BY SEGMENT: The Company conducts its operations in four
         ----------------------
principal operating segments: PerformanceWear, CasualWear, Interior Furnishings and Carpet. Beginning in the first quarter of the 2001 fiscal year, the Company changed its organizational structure so that the Carpet business, formerly part of the Interior Furnishings segment, reports to the chief operating decision maker. This represents a change in the Company's segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999 (in millions).

                                                    2001         2000        1999
                                                  ---------    --------   ---------
Net Sales

         PerformanceWear .....................    $   473.4    $  587.3   $   611.7
         CasualWear ..........................        257.5       242.5       257.1
         Interior Furnishings ................        371.3       496.5       485.4
         Carpet ..............................        304.1       295.8       272.6
         Other ...............................         23.5        34.1        36.0
                                                  ---------    --------   ---------
                                                    1,429.8     1,656.2     1,662.8
         Less:
          Intersegment sales .................        (25.9)      (36.0)      (11.1)
                                                  ---------    --------   ---------
                                                  $ 1,403.9    $1,620.2   $ 1,651.7
                                                  =========    ========   =========

Income (Loss) before
  Income Taxes

         PerformanceWear .....................    $    (2.8)   $   13.9   $    18.4
         CasualWear ..........................        (12.9)       (8.3)       (2.9)
         Interior Furnishings ................        (17.1)       12.1        29.1
         Carpet ..............................         56.1        51.2        48.9
         Other ...............................         (1.5)       (2.1)        1.9
                                                  ---------    --------   ---------
           Total reportable segments .........         21.8        66.8        95.4
         Corporate expenses ..................        (12.9)      (14.2)      (12.3)
         Goodwill amortization ...............            -       (16.7)      (17.8)
         Write-off of goodwill ...............            -      (463.2)          -
         Restructuring and impairment
           charges ...........................        (72.1)      (67.0)      (62.1)
         Interest expense ....................        (71.2)      (66.3)      (58.4)
         Other (expense) income - net ........         15.7        12.0         7.9
                                                  ---------    --------   ---------
                                                  $  (118.7)   $ (548.6)  $   (47.3)
                                                  =========    ========   =========

Results of Operations

Comparison of Fiscal Years ended September 29, 2001 and September 30, 2000

2001 Restructuring and Impairment

         During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel has grown at five times the rate of consumption, squeezing out U.S.-made products to the point that four out of five garments sold in this country today are imported. The major elements of the plan include:

         (1) Realign operating capacity. During the September 2001 quarter, the Company reduced operations by closing a plant in Mexico and moving its production to an underutilized facility, also in Mexico, and reducing operations at the facilities in Clarksville, Virginia and Stonewall, Mississippi. The Company has offered for sale and will further reduce or realign capacity by closing two older plants in Mexico in the first quarter of fiscal year 2002 (net sales of $22.0 million and net operating loss of $7.1 million in fiscal year
2001), and by reducing operations at the Hurt, Virginia facility.

         (2) Eliminate unprofitable business. The CasualWear segment has offered for sale and will exit its garment-making business in Aguascalientes, Mexico in fiscal year 2002. Net sales and net operating loss for this business in fiscal year 2001 were $61.8 million and $6.3 million, respectively.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This will result in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2002.

         The closings and overhead reductions outlined above will result in the elimination of approximately 600 jobs in the United States and 2,000 jobs in Mexico with severance benefits calculated for periods of up to 12 months from the termination date, depending on the employee's length of service. The Debtors currently anticipate seeking approval of the Bankruptcy Court for payment by the Company of severance benefits to employees whose jobs are eliminated. The Debtors cannot reasonably estimate the ultimate liability that the Bankruptcy Court will approve.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $67.3 million. The Company will also incur approximately $3.6 million of runout charges related to this restructuring, primarily in the first two quarters of fiscal 2002. The components of the 2001 restructuring and impairment charge included the establishment of a $10.0 million reserve for severance benefit payments, write-downs for impairment of $50.4 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $6.9 million for lease cancellation and other exit costs expected to be paid through December 2002. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2001 restructuring reserves (in millions):


                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                Benefits      Exit Costs
                                                --------    -------------
         September 2001 restructuring charge     $  10.0       $  6.9
         Payments ..........................        (1.1)           -
                                                 -------       ------
         Balance at September 29, 2001 .....     $   8.9       $  6.9
                                                 =======       ======

         Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 29, 2001, $5.8 million of such costs have been incurred and charged to operations during the 2001 fiscal year, consisting primarily of losses on accounts receivable and inventories.

         Assets that have been sold, or are held for sale at September 29, 2001 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Debtors currently anticipate seeking Bankruptcy Court approval of certain procedures that would allow them to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

         NET SALES: Net sales for the 2001 fiscal year were $1,403.9 million, 13.4% lower than the $1,620.2 million recorded for the 2000 fiscal year. Exports totaled $161 million and $179 million in the 2001 and 2000 fiscal years, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the 2001 fiscal year were $473.4 million, 19.4% lower than the $587.3 million recorded in the 2000 fiscal year. Excluding $67.7 million sales reduction due to closed businesses and planned capacity reductions, net sales of the PerformanceWear markets were 8.9% lower than in the prior year. This decrease was due primarily to 10.3% lower volume partially offset by 1.4% higher selling prices and product mix. Export volume decreased by $13.1 million, in part due to the weak Euro currency.

         CasualWear: Net sales for the CasualWear segment for the 2001 fiscal year were $257.5 million, 6.2% higher than the $242.5 million recorded in the 2000 fiscal year. This increase was due primarily to 9.6% higher volume offset by 3.4% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the 2001 fiscal year were $371.3 million, 25.2% lower than the $496.5 million recorded in the 2000 fiscal year. Excluding $66.2 million sales reduction due to the sales of the tufted area rug and printed mats businesses ($56.1 million in 2001 versus $122.3 million in 2000), net sales of the interior furnishings markets were 15.8% lower than in the prior year. This decrease was primarily due to 17.9% lower volume partially offset by 2.1% higher selling prices and mix.

         Carpet: Net sales for the Carpet segment for the 2001 fiscal year were $304.1 million, 2.8% higher than the $295.8 million recorded in the 2000 fiscal year. This increase was primarily due to 5.2% higher selling prices and product mix offset by 2.4% lower volume.

         SEGMENT INCOME: Total reportable segment income for the 2001 fiscal year was $21.8 million compared to $66.8 million for the 2000 fiscal year.

         PerformanceWear: Income (loss) of the PerformanceWear segment for the 2001 fiscal year was $(2.8) million compared to $13.9 million recorded for the 2000 fiscal year. This decrease was due primarily to $20.9 million reduction in margins resulting from lower volume, $24.2 million deterioration in manufacturing performance due to lower volume, restructuring and plant curtailments and $9.9 million lower equity earnings from the Unifi joint venture, partially offset by $6.2 million improvement in margins due to selling price/mix, $15.5 million lower start-up costs in Mexico, $13.0 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, and $3.5 million of lower raw material costs.

         CasualWear: Losses of the CasualWear segment for the 2001 fiscal year were $(12.9) million compared to $(8.3) million recorded for the 2000 fiscal year. This increased loss was due primarily to $5.1 million lower margins due to selling prices and mix, higher selling, general and administrative expenses of $1.7 million associated with growing the garment business, and $2.8 million reduction in manufacturing performance after incurring the costs associated with plant curtailments, partially offset by $2.3 million higher margins due to volume and lower raw material costs of $2.8 million.

         Interior Furnishings: Income (loss) of the interior furnishings products segment for the 2001 fiscal year was $(17.1) million compared to $12.1 million recorded for the 2000 fiscal year. This decrease was due primarily to $23.2 million lower margins due to volume and price/mix and a $13.1 million negative impact on manufacturing performance due to lower volume, restructuring and plant curtailments, partially offset by $1.2 million lower raw material costs, $4.0 million of lower selling, general and administrative expenses resulting from cost reduction programs and $1.8 million improvement resulting from the sale of the tufted area rug and printed mats businesses.

         Carpet: Income of the Carpet segment for the 2001 fiscal year was $56.1 million compared to $51.2 million recorded for the 2000 fiscal year. This increase was due primarily to $11.1 million higher margins due to price/mix, offset by $0.9 million reduced margins due to lower volume, $1.6 million higher raw material costs, $0.8 million reduction in margins due to manufacturing inefficiencies caused by production curtailments to reduce inventory levels, and $3.0 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage and costs associated with the introduction of new products.

         Other: Losses of other segments for the 2001 fiscal year were $(1.5) million compared to $(2.1) million recorded for the 2000 fiscal year. This improvement resulted primarily from gains on asset sales resulting from the downsizing of trucking operations.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $12.9 million for the 2001 fiscal year compared to $14.2 million in the 2000 fiscal year. This reduction is due primarily to the cost reductions resulting from the 2000 restructuring plan.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Before the 2000 goodwill write-off and provisions for restructuring in both periods, operating income before interest and taxes for the 2001 fiscal year would have been $8.2 million compared to $25.6 million for the 2000 fiscal year. Amortization of goodwill was $0.0 million and $16.7 million in the 2001 and 2000 fiscal years, respectively.

         INTEREST EXPENSE: Interest expense for the 2001 fiscal year was $71.2 million, or 5.1% of net sales, compared with $66.3 million, or 4.1% of net sales, in the 2000 fiscal year. The increase was mainly attributable to the effects of higher interest rates and higher amortization of fees associated with the new bank credit facility, partially offset by lower borrowing levels.

         OTHER EXPENSE (INCOME): Other income for the 2001 fiscal year was $15.7 million consisting principally of gains on the disposal of assets of $5.2 million and interest income of $11.8 million, including interest of $6.3 million related to refunds of value-added taxes in Mexico, offset by a provision for environmental contingencies of $1.3 million. Other income for the 2000 fiscal year was $12.0 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $5.5 million.

     INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(27.6) million was recorded for the 2001 fiscal year in comparison with $(21.7) million for fiscal year 2000. The total income tax benefit for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, including a provision for restructuring and impairments of $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both 2001 and 2000 relate to deferred tax assets on net operating loss carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently re-invested. Excluding the tax on the Canadian liquidation, total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of the write-off or amortization of nondeductible goodwill and tax rate differences on foreign transactions, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The favorable tax benefit from the FSC was lower in the current period compared to the 2000 period due to the reduction in export sales and related lower gross margins. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

     NET LOSS AND LOSS PER SHARE: Net loss for the 2001 fiscal year was $(91.1) million, or $(1.73) per share, in comparison with $(527.0) million, or $(10.12) per share, for the 2000 fiscal year. Net loss for the 2001 fiscal year included a net charge of $(1.38) per share related to restructuring and run-out costs resulting from the 2000 restructuring, $0.01 per share income from the Unifi joint venture, interest income of $0.09 per share related to refunds of value-added taxes in Mexico and a net gain of $0.06 per share related to the sale of assets. Net loss for the 2000 fiscal year included a net charge of $(8.89) per share resulting from the accounting change in measuring impairment of goodwill, a net charge of $(1.02) per share resulting from the 2000 restructuring provision and restructuring run-out costs included in cost of sales and $0.13 per share income from the Unifi joint venture.

Comparison of Fiscal Years ended September 30, 2000 and October 2, 1999

2000 Restructuring and Impairment

During the September quarter of 2000, the Company's Board of Directors approved a plan designed to address performance shortfalls as well as difficult market dynamics. The major elements of the plan include:

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

         (2) Eliminate unprofitable businesses. The PerformanceWear segment exited its garment-making business (December 2000) and sold its facility in Cuernavaca, Mexico (September 2001), and has pruned unprofitable product lines. Also, the Company has exited its Burlington House Floor Accents business by selling (February 2001) its tufted area rug business and (June 2001) its Bacova printed mat business. Net sales of the Burlington House Floor Accents business were $122.3 million for the 2000 fiscal year and net operating loss was $5.3 million for the same period.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2001.

         (4) Improve financial flexibility. Company-wide initiatives to sell non-performing assets, reduce working capital, and decrease capital expenditures will free up cash.

         The closings and overhead reductions outlined above resulted in the elimination of approximately 2,500 jobs in the United States and 1,000 jobs in Mexico with severance benefits calculated for periods of up to 12 months from the termination date, depending on the employee's length. The Debtors currently anticipate seeking approval of the Bankruptcy Court for payment by the Company of severance benefits to employees whose jobs are eliminated. The Debtors cannot reasonably estimate the ultimate liability that the Bankruptcy Court will approve.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $72.7 million, as adjusted by $5.0 million in the 2001 fiscal year. The components of the 2000 restructuring and impairment charge included the establishment of a $17.4 million reserve for severance benefit payments, write-downs for impairment of $45.7 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $9.6 million primarily for lease cancellation costs expected to be paid through December 2001. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2000 restructuring reserves (in millions):

                                                              Lease
                                                          Cancellations
                                               Severance    and Other
                                                Benefits   Exit Costs
                                                --------  -------------
         September 2000 restructuring charge   $  19.7       $   10.0
         Payments ..........................      (0.4)             -
                                               -------       --------
         Balance at September 30, 2000 .....      19.3           10.0
         Payments ..........................     (16.6)          (8.5)
         Adjustments .......................      (2.3)          (0.4)
                                               -------       --------
         Balance at September 29, 2001 .....   $   0.4       $    1.0
                                               =======       ========

         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 29, 2001, $11.8 million and $8.1 million of such costs have been incurred and charged to operations during the 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

         In 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method. Under the market value method, impairment is measured by the excess of the Company's net book value over its market capitalization. The Company believes the market value method is preferable because it results in a more objective measurement of recoverability and better reflects the value of goodwill as perceived by investors. Since the excess of the Company's net book value over its market capitalization exceeded the carrying value of the Company's enterprise-level goodwill, the change in method resulted in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill of $463.2 million, or ($8.89) per share. This change represents a change in method that is inseparable from a change in estimate and, accordingly, the effect of the change has been reflected as an impairment charge in the accompanying 2000 statement of operations. The Company's bank credit agreements have been amended to allow for this change in accounting for goodwill. Prior to the change, goodwill was amortized using the straight-line method over not more than 40 years. At adoption of the change, the accumulated amortization of goodwill was $234.4 million compared to $217.7 million at October 2, 1999.

         NET SALES: Net sales for the 2000 fiscal year were $1,620.2 million, 1.9% lower than the $1,651.7 million recorded for the 1999 fiscal year. Exports totaled $179 million and $236 million in the 2000 and 1999 fiscal years, respectively.

         PerformanceWear: Net sales for the PerformanceWear segment for the 2000 fiscal year were $587.3 million, 4.0% lower than the $611.7 million recorded in the 1999 fiscal year. Excluding $4.1 million sales reduction due to the sale of the Burlington Madison Yarn division, net sales of products for the PerformanceWear segment were 3.3% lower than in the prior year. This decrease was due primarily to 4.0% lower prices and product mix partially offset by 0.7% higher volume. Export volume decreased by $23.3, in part due to the weak Euro currency.

         CasualWear: Net sales for the CasualWear segment for the 2000 fiscal year were $242.5 million, 5.7% lower than the $257.1 million recorded in the 1999 fiscal year. Excluding $16.0 million sales reduction due to exiting the Sportswear business, net sales of products for the CasualWear segment were 0.6% higher than in the prior year. This increase was due primarily to 12.0% higher volume offset by 11.4% lower prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the 2000 fiscal year were $496.5 million, 2.3% higher than the $485.4 million recorded in the 1999 fiscal year. This increase was primarily due to 4.5% higher volume offset by 2.2% lower selling prices and mix.

         Carpet: Net sales for the Carpet segment for the 2000 fiscal year were $295.8 million, 8.5% higher than the $272.6 million recorded in the 1999 fiscal year. This increase was primarily due to 4.6% higher selling prices and product mix and 3.9% higher volume.

         SEGMENT INCOME: Total reportable segment income for the 2000 fiscal year was $66.8 million compared to $95.4 million for the 1999 fiscal year.

         PerformanceWear: Income of the PerformanceWear segment for the 2000 fiscal year was $13.9 million compared to $18.4 million recorded for the 1999 fiscal year. This decrease was due primarily to $13.3 million reduction in margins resulting from lower volume and price/mix, $1.9 million of higher raw material costs and higher start-up costs of $6.1 million, partially offset by reduced run-out costs charged to operations associated with restructuring of $10.5 million and $5.2 million resulting from cost reductions, restructuring and improved net operating efficiencies. Segment results for 2000 also include $11.1 million equity in income of the Company's textured yarn joint venture, compared to $9.4 million for 1999.

         CasualWear: Losses of the CasualWear segment for the 2000 fiscal year were $(8.3) million compared to $(2.9) million recorded for the 1999 fiscal year. This increased loss was due primarily to $25.7 million lower margins resulting from price/mix and manufacturing inefficiencies, partially offset by the absence of Sportswear losses of $4.8 million, lower raw material costs of $1.6 million, reduced run-out costs charged to operations associated with restructuring of $4.3 million and lower start-up costs of $7.0 million. Segment results for 2000 include losses of $0.8 million related to joint venture activity, compared to joint venture losses of $3.0 million in 1999.

         Interior Furnishings: Income of the interior furnishings products segment for the 2000 fiscal year was $12.1 million compared to $29.1 million recorded for the 1999 fiscal year. This decrease was due primarily to $24.0 million lower margins due to price/mix and manufacturing inefficiencies, partially offset by lower raw material costs of $2.8 million, improved margins from higher volume of $8.0 million and lower bad debt expense of $1.3 million. Also, Interior Furnishings segment results include costs of $5.1 million associated with restructuring which have been charged to cost of sales, primarily inventory losses on discontinued styles.

         Carpet: Income of the Carpet segment for the 2000 fiscal year was $51.2 million compared to $48.9 million recorded for the 2000 fiscal year. This increase was due primarily to $10.6 million higher margins due to volume and price/mix, offset by $4.8 million higher raw material costs, and $2.3 million higher selling expenses resulting from a higher sales force due to growth in sales. Also, Carpet segment results include costs of $1.1 million associated with restructuring which have been charged to cost of sales, primarily inventory losses on discontinued styles.

         Other: Income (loss) of other segments for the 2000 fiscal year was $(2.1) million compared to $1.9 million recorded for the 1999 fiscal year. This resulted primarily from lower earnings in the captive insurance company as well as lower outside revenues from the trucking business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $14.2 million for the 2000 fiscal year compared to $12.3 million in the 1999 fiscal year. The increase from the prior year period is attributable mainly to higher employee benefit costs, tax consulting fees and executive recruiting and relocation costs.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Before the 2000 goodwill write-off and provisions for restructuring in both periods, operating income before interest and taxes for the 2000 fiscal year would have been $25.6 million compared to $58.9 million for the 1999 fiscal year. Amortization of goodwill was $16.7 million and $17.8 million in the 2000 and 1999 fiscal years, respectively.

         INTEREST EXPENSE: Interest expense for the 2000 fiscal year was $66.3 million, or 4.1% of net sales, compared with $58.4 million, or 3.5% of net sales, in the 1999 fiscal year. The increase was mainly attributable to the effects of higher borrowing levels combined with higher interest rates.

         OTHER EXPENSE (INCOME): Other income for the 2000 fiscal year was $12.0 million consisting principally of a $5.5 million translation gain on the liquidation of the Company's Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $5.5 million. Other income for the 1999 fiscal year was $7.9 million consisting principally of $4.3 million in gains on the disposal of assets and interest income of $3.5 million.

         INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(21.7) million was recorded for the 2000 fiscal year in comparison with $(15.9) million for fiscal year 1999. The 2000 period includes a $5.7 million charge related to the liquidation of the Company's Canadian subsidiary and U.S. taxes on income previously considered permanently re-invested. Excluding the tax on the Canadian liquidation, total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of the write-off or amortization of nondeductible goodwill, tax rate differences on foreign transactions and changes in the valuation allowance, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both 2000 and 1999 relate to deferred tax assets on net operating loss carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The favorable tax benefit from the FSC was lower in the current period compared to the 1999 period due to the reduction in export sales. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET LOSS AND LOSS PER SHARE: Net loss for the 2000 fiscal year was $(527.0) million, or $(10.12) per share, in comparison with $(31.5) million, or $(0.57) per share, for the 1999 fiscal year. Net loss for the 2000 fiscal year included a net charge of $(8.89) per share resulting from the accounting change in measuring impairment of goodwill and a net charge of $(1.02) per share resulting from the 2000 restructuring provision and restructuring run-out costs included in cost of sales. Net loss for the 1999 fiscal year included a net charge of $(0.98) per share resulting from the 1999 restructuring provision and related run-out costs included in cost of sales.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2002. See "Item 1. Business -- Proceedings under Chapter 11 of the Bankruptcy Code."

         During the 2001 fiscal year, the Company generated $93.2 million of cash from operating activities and $29.7 million from sales of assets. Cash was primarily used for capital expenditures of $24.8 million and net payments of debt and financing fees of $36.7 million. At September 29, 2001, total debt of the Company (consisting of current and non-current portions of long-term debt and short-term borrowings) was $874.0 million compared with $899.9 million at September 30, 2000. At September 29, 2001, cash on hand totaled $87.5 million.
                    ---------------------------------------------------------

         The Company's principal uses of funds during the next several years will be for repayment and servicing of indebtedness, working capital needs, capital expenditures and expenses of the Chapter 11 Cases. The Company intends to fund its financial needs principally from net cash provided by operating activities, asset sales (to the extent permitted in the Bankruptcy Cases) and, to the extent necessary, from funds provided by the credit facilities described below. The Company currently believes that these sources of funds will be adequate to meet the Company's foregoing needs.

         During the 2001 fiscal year, investment in capital expenditures and joint ventures totaled $24.8 million, compared to $74.2 million in the 2000 fiscal year and $146.9 million in the 1999 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2002 will total approximately $20 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         DIP Financing Facility. On November 15, 2001, the Bankruptcy Court
         ----------------------
approved the DIP Financing Facility on an interim basis. The Interim DIP Financing Order authorized the Debtors to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On December 12, 2001, the Bankruptcy Court issued the Final DIP Financing Order. The Interim DIP Financing Order authorized the Debtors to enter into the $125.0 million DIP Financing Facility and to grant superpriority claims and mortgages, security interests, and liens (including priming liens), on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Upon the entry of the Final DIP Financing Order, the remaining $65.0 million, over and above the $125.0 million approved by the Interim DIP Financing Order of the Bankruptcy Court, became available to the Debtors. Under the terms of the Final DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0%, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under the DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility. At December 12, 2001, $75.0 million was outstanding and the Company had approximately $115.0 in unused capacity available under this Facility.

         2000 Bank Credit Agreement. On December 5, 2000, the Company entered
         --------------------------
into a secured amended bank credit agreement ("2000 Bank Credit Agreement") which amended and extended an earlier unsecured revolving credit facility (the "1995 Bank Credit Agreement"). The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company pays an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under the 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases. As a result of the noncompliance with such financial covenants, the Company has classified all of the 2000 Bank Credit Agreement debt as current. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001.

         Receivables Facility. In December 1997, the Company established a
         --------------------
five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. Using funds from the DIP Financing Facility, the Company repaid all loans related to the Receivables Facility and this facility was terminated. The receivables which previously secured the Receivables Facility now secure the DIP Financing Facility.

         Senior Unsecured Notes. In August 1997, the Company issued $150.0
         ----------------------
million principal amount of 7.25% notes due August 1, 2027 ("Notes Due 2027"). Proceeds from the sale were used to prepay revolving loans under its bank credit agreement on the same date. The Notes Due 2027 provide that they will be redeemable as a whole or in part at the option of the Company at any time on or after August 2, 2007, and will also be redeemable at the option of the holders thereof on August 1, 2007 in amounts at 100% of their principal amount. In September 1995, the Company issued $150.0 million principal amount of 7.25% notes due September 15, 2005 ("Notes Due 2005"). The Notes Due 2005 are not redeemable prior to maturity. The Notes Due 2027 and the Notes Due 2005 are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The commencement of the Chapter 11 Cases constitutes an event of default under the Indenture governing both the 2027 Notes and the 2005 Notes. The payment of interest accruing thereunder after November 15, 2001 is stayed.

Adequacy of Capital Resources

         As discussed above, the Company is operating its businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations, together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases.

         In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

         As a result of the Chapter 11 Cases, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have certain guarantees of debt of equity investees ($14.3 million) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation based on the Company's assessment of the possible outcome of such litigation, including the possibility of settlement.

         The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, by the environmental agencies in several states and by private parties as potentially responsible parties ("PRPs") at 22 hazardous waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. With respect to certain of these sites, other persons have also been identified as potentially responsible parties, and in such circumstances the responsibility for cleanup and other remedial activities is typically shared among such parties based on an allocation formula. The Company is currently involved in a remedial investigation and/or environmental cleanups at 21 other sites under federal or state law. The Company may also be liable for environmental contingencies at 25 other sites pursuant to contractual obligations resulting from divested property or with respect to environmental cleanups that may be identified in the future. The Company has established reserves in its financial statements for such environmental liabilities in the aggregate amount of $4.1 million at September 29, 2001, estimated to be paid primarily over the next five years. The provision for environmental liabilities is based on the Company's estimate of allocations of liability among potentially responsible parties (and the likelihood of contribution by such parties), information concerning the scope of contamination, estimated remediation costs, estimated transaction costs and other factors.

         As a result of the Chapter 11 Cases, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors may not be subject to the automatic stay. Furthermore, litigants may seek to obtain relief from the Bankruptcy Court to pursue their claims.

         It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Company.

Conversion to the Euro Currency

         Various member countries of the European Union in which the Company conducts its business adopted the Euro as their single currency on January 1, 1999. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions through January 1, 2002, at which time Euro notes and coins will be issued. By July 2002, the respective national currencies will be withdrawn. During this transition period, permanent rates of exchange between the members' national currency and the Euro will be established and banking, finance and foreign exchange markets will convert to the Euro. The Euro conversion has not impacted the Company, and the Company does not expect the conversion to have a material adverse effect on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

         Because the Company's obligations under its bank credit agreements bear interest at floating rates (primarily 3-month LIBOR rates), the Company is sensitive to changes in prevailing interest rates. The Company sometimes uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. Interest rate movements also affect the value and returns on the Company's investment securities. A 10% increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings or cash flows during the next fiscal year. Such an increase or decrease would not materially affect the fair value of the company's financial instruments at September 29, 2001, except for long-term debt, the fair value of which would change by approximately $11.0 million.

As a result of the filing of the Chapter 11 Cases on November 15, 2001, the Company was in default under its interest rate swap agreements. The parties to these contracts agreed to terminate the swap agreements as of that date, and concurrent with such terminations the amount outstanding under the 2000 Bank Credit Agreement will likely be increased by the fair value of the swaps, approximately $2.5 million.

Foreign Currency Risk

         In order to reduce the risk of foreign currency exchange rate fluctuations, the Company follows a policy of hedging substantially all transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The potential impact on earnings, cash flows or fair value for such net currency position resulting from a 10% increase or decrease in foreign currency exchange rates on each individual currency would not be material.

Commodity Price Risk

         The Company uses many types of fiber, both natural and man-made, in the manufacture of its textile products. The Company believes that future price levels for all fibers will depend primarily upon supply and demand conditions, weather conditions, general inflation, domestic and foreign governmental regulations and agricultural programs, and prices of underlying raw materials such as petroleum. The Company manages its exposure to changes in commodity prices primarily through its procurement practices (foreign exchange contracts are occasionally utilized to offset the impact of currency fluctuations on wool purchases).

         The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company decided to refuse delivery of its open firm commitment cotton contracts at September 29, 2001, and market prices of cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $1.3 million. The Company has not utilized this net settlement provision in the past. Also, these contracts, like all executory contracts of the Company, are subject to the right of the Debtors to reject executory contracts as a part of the Chapter 11 Cases. See "Item 1. Business Proceedings Under Chapter 11 of the Bankruptcy Code."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are set forth herein commencing on page F-1.
Schedule II to the financial statements is set forth herein on page S-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FIANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Directors

         The following is a list of directors, their ages, positions and business experience as of December 6, 2001.

         JERALD A. BLUMBERG, 61. Mr. Blumberg retired during 2000 as President, Chief Executive Officer and a Director of Ambar Inc., an oilfield services company, positions he had held since January 1998. Prior thereto, he was Executive Vice President of E.I. du Pont de Nemours and Co. until his retirement at the end of 1997. Mr. Blumberg also is a Director of Lubrizol Corporation and NOVA Chemicals Corporation. He has been a Director of Burlington since April 1998. Mr. Blumberg is Chairman of the Audit Committee and a member of the Compensation and Benefits and Nominating Committees.

         JOHN D. ENGLAR, 54. Mr. Englar has been Senior Vice President, Corporate Development and Law of Burlington since 1995. Prior thereto he was Senior Vice President, Finance and Law and Chief Financial Officer of the Company. Mr. Englar has been a Director of Burlington since 1990, and is Chairman of the Investment Committee.

         GEORGE W. HENDERSON, III, 53. Mr. Henderson has been Chairman of the Board of Directors of Burlington since February 1998 and Chief Executive Officer since 1995. Prior thereto he was President and Chief Operating Officer (from
1993). Mr. Henderson is also a Director of Jefferson-Pilot Corporation and The Research Triangle Foundation of North Carolina. Mr. Henderson has been a Director of Burlington since 1990, and is Chairman of the Executive Committee.

         DOUGLAS J. MCGREGOR, 60. Mr. McGregor was elected President and Chief Operating Officer of Burlington on June 1, 2000. On November 14, 2001, the Board designated his position as President and Chief Restructuring Officer. Prior thereto, he was Chairman, Chief Executive Officer and a director of the M. A. Hanna Company until his retirement in 1998. Mr. McGregor is also a director of KeyCorp and Vulcan Materials Company. He was elected to the Board in July 2000 and is a member of the Investment Committee.

         JOHN G. MEDLIN, JR., 68. Mr. Medlin has been Chairman Emeritus of Wachovia Corporation, a bank holding company, since 1998. He served at Wachovia as non-executive Chairman of the Board from 1994 to 1998, Chief Executive Officer from 1977 to 1993, and a director until April 2000. Mr. Medlin is a director of BellSouth Corp., Media General, Inc., R. J. Reynolds Tobacco Holdings, Inc., and US Airways Group, Inc. He has been a Director of Burlington since 1994. Mr. Medlin is Chairman of the Nominating Committee and a member of the Audit, Compensation and Benefits, and Executive Committees.

         NELSON SCHWAB III, 56. Mr. Schwab is co-founder of Carousel Capital, a merchant banking firm, and has been Managing Director since its inception in 1996. He was Chairman and Chief Executive Officer of Paramount Parks Inc., owner of theme amusement parks, from 1992 until 1995. He is also a Director of Summit Properties, Inc. and First Union National Bank of North Carolina. He has been a Director of Burlington since 1995. Mr. Schwab is Chairman of the Compensation and Benefits Committee and a member of the Executive, Investment, and Nominating Committees.

         THERESA M. STONE, 57. Ms. Stone is Chief Financial Officer and Executive Vice President of Jefferson-Pilot Corporation, and President of Jefferson-Pilot Communications Company. Ms. Stone joined Jefferson Pilot Financial in July 1997 from Chubb Life Insurance Company of America, where she served as President and Chief Executive Officer from 1994 to 1997. She served as Executive Vice President of The Chubb Corporation from 1995 to 1997. Prior to joining The Chubb Corporation as a Senior Vice President in 1990, Ms. Stone was a principal with Morgan Stanley & Co., Inc., where she worked as an investment banker from 1976 to 1990 and advised clients primarily in the insurance industry on financial and strategic matters. Ms. Stone was elected to the Board in April 1999 and is a member of the Audit and Nominating Committees.

         W. BARGER TYGART, 66. Mr. Tygart is Chief Executive Officer and Chairman of Monarch Dental in Dallas, Texas. He is the former President and Chief Executive Officer of e-Tygart Consulting Services, an e-commerce consulting company formed in 1999. He served as Vice Chairman (1997 - 1998) and a Director (1995 - 1998) of The J. C. Penney Company, a retail marketing company. Prior thereto, Mr. Tygart was President and Chief Operating Officer of The J. C. Penney Company from 1995 to 1997 and senior executive vice president from 1992 to 1995. He has been a Director of Burlington since April 1998 and is a member of the Audit, Compensation and Benefits, and Executive Committees.

Board and Committee Meetings; Functions of Certain Committees

         During the 2001 fiscal year, the Board of Directors met eight times, the Compensation and Benefits Committee met five times, the Audit Committee met three times, the Nominating Committee met one time, and the Investment Committee met one time. The Executive Committee did not meet during the 2001 fiscal year. Each of the Directors attended at least 75% of the meetings of the Board and of each of the Committees on which he or she served.

         The Audit Committee's principal responsibilities consist of recommending the selection of independent auditors, reviewing the scope of the audit conducted by such auditors, as well as the results of the audit itself, reviewing Burlington's internal audit staff function and reviewing with appropriate officers of the Company matters relating to financial reporting and to accounting and auditing procedures and policies generally.

         The Compensation and Benefits Committee has authority to formulate and give effect to policies respecting salary, compensation and other matters relating to employment of executive officers with Burlington, including, without limitation, incentive compensation plans for such persons. The Committee also reviews and makes recommendations with respect to pension, profit sharing and other compensation plans of the Company.

         The Nominating Committee's responsibilities are to review the size and composition of the Board and the qualifications of possible candidates for the Board and, as a result, to make recommendations respecting nominees to be proposed for election. In addition, it is authorized to evaluate the existence, composition and membership of the Committees of the Board of Directors and to recommend a successor to the Chief Executive Officer in the event of a vacancy.

Executive Officers

The Company's executive officers are listed below.

    Name                          Age      Position
    ----                          ---      --------

    George W. Henderson, III      53       Director, Chairman of the Board and
                                           Chief Executive Officer

    Douglas J. McGregor           60       Director, President and Chief
                                           Restructuring Officer

    John D. Englar                54       Director, Senior Vice President,
                                           Corporate Development and Law

    Charles E. Peters, Jr.        50       Senior Vice President and Chief
                                           Financial Officer

    John P. Ganley                47       President, Burlington House Division

    James R. McCallum             46       President, Lees Carpet Division

    Judith J. Altman              43       Vice President and Chief
                                           Information Officer

    James M. Guin                 58       Vice President, Human Resources
                                           and Corporate Communications

    Robert A. Wicker              57       Vice President, General Counsel
                                                   and Assistant Secretary

         Carl J. Hawk                     60       Controller

         Russell M. Robinson III          43       Corporate Secretary and
                                                   Assistant General Counsel

         Mr. Henderson has been Chairman of the Board of the Company since February 1998, and Chief Executive Officer since 1995. Prior thereto, he was President and Chief Operating Officer of the Company (from 1993).

         Mr. McGregor joined the Company as President and Chief Operating Officer on June 1, 2000, and was elected a Director on July 26, 2000. On November 14, 2001, the Board designated his position as President and Chief Restructuring Officer. Prior to joining the Company, Mr. McGregor served as Chairman and Chief Executive Officer (from January 1997 to October 1998) and President and Chief Operating Officer (from January 1990 to January 1997) of M.
A. Hanna Company.

         Mr. Englar has been Senior Vice President, Corporate Development and Law of the Company since 1995. Prior thereto, he was Senior Vice President, Finance and Law (from 1993) and Chief Financial Officer of the Company (from
1994).

         Mr. Peters has been Senior Vice President and Chief Financial Officer of the Company since 1995. He was Senior Vice President-Finance of Boston Edison Company from 1991 until joining Burlington.

         Mr. Ganley has been President of the Burlington House Division since 1997. Prior thereto, he was President of the Burlington House Floor Accents Division (1996 - 1997) and President of the Lees Carpets Division of the Company (1994 - 1997).

         Mr. McCallum was named President of the Lees Carpets Division of the Company in June 1999. Prior thereto, he was Executive Vice President, Sales and Marketing (1997 - 1999) and Vice President, Operations (1994 - 1997) of the Lees Carpets Division.

         Ms. Altman has been Vice President and Chief Information Officer of the Company since September 1998. Prior thereto, she was Senior Director of Information Systems with Polo/Ralph Lauren (from 1995) and Vice President of New Product Development of CMS, Inc. (from 1994 to 1995).

         Mr. Guin has been Vice President, Human Resources and Corporate Communications of the Company, since 1996. Prior thereto, he was Director of Human Resources for the Company (from 1993 through 1995).

         Mr. Wicker has been Vice President, General Counsel and Assistant Secretary of the Company since 1995. Prior thereto, he was Associate General Counsel of the Company (from 1992).

         Mr. Hawk was elected Controller of Burlington in November 1999. Prior thereto, he was Director of Accounting of the Company (from 1990).

         Mr. Robinson was named Assistant General Counsel in February 2001 and elected Corporate Secretary in April 2001. Prior to joining Burlington, he was a partner in the law firm of Amos, Jeffries & Robinson, LLP in Greensboro, N.C..

         Executive officers of the Company are elected by, and serve at the discretion of, its Board of Directors. None of the executive officers or Directors of the Company is related by blood, marriage or adoption to any other executive officer or Director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires Burlington's directors and executive officers, and any persons who own beneficially more than 10% of the outstanding Common Stock, to file with the Securities and Exchange Commission and the New York Stock Exchange reports disclosing their ownership of and transactions in the Common Stock. Rules of the Securities and Exchange Commission under Section 16(a) require that Burlington identify, based solely on a review of the copies of such reports furnished to Burlington and written representations, any such person whose reports were filed on a timely basis. Based on such review, it has been determined by Burlington that Form 3 reports for two new officers for Section 16(a) purposes, Harry G. Barto, who is no longer with the Company, and Russell M. Robinson III, were not filed within the 10-day period following their election as officers as required by the rules. Based on such reports and representations, no such other reports were required to be filed that were not timely filed during the fiscal year ended September 29, 2001.

Item 11. Executive Compensation

Summary Compensation Table
--------------------------

         The following Table sets forth information regarding the compensation of the Company's Chief Executive Officer and each of its four most highly compensated senior executive officers (collectively, the "named executive officers") for services in all capacities to the Company in fiscal years 2001, 2000 and 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Long Term Compensation
                                                                                               ----------------------
                                                                                              Awards          Payouts
                                                                                              ------          -------
                                                                 Other        Restricted    Securities
Name and Principal                                               Annual         Stock       Underlying         LTIP       All Other
Position                      Year     Salary       Bonus     Compensation      Awards        Options         Payouts   Compensation
                                         ($)         ($)         ($)(1)         ($)(2)          (#)             ($)        ($)(3)
------------------------------------------------------------------------------------------------------------------------------------
George W. Henderson, III
   Chairman of the Board      2001     630,000     227,250           -            84,765            -            -         9,314
   and Chief Executive        2000     600,000           -           -                 -      149,300            -         6,800
   Officer                    1999     595,000      25,000           -                 -       80,000            -         6,400

Douglas J. McGregor           2001     525,000     191,500           -            70,635            -            -         2,788
   President and Chief        2000     175,000      87,500      95,313            95,313      100,000            -             -
   Restructuring Officer      1999           -           -           -                 -            -            -             -

Charles E. Peters, Jr.
   Senior Vice President      2001     370,833     137,500       3,429            38,910            -            -         8,019
   and Chief Financial        2000     350,000           -         267           137,167       50,000            -         6,800
   Officer                    1999     305,000      15,000         673                 -       38,000            -         6,400

John D. Englar
   Senior Vice President,     2001     315,000     105,500       4,702            30,825            -            -         7,904
   Corporate Development      2000     301,667           -         643            26,677       45,000            -         6,800
   and Law                    1999     285,000      15,000       1,615                 -       40,000            -         6,400

James R. McCallum             2001     217,500     203,300           -            20,385            -            -         7,166
   President, Lees Carpets    2000     190,417     121,100           -            28,852       25,000       15,000         6,800
                              1999     157,639     108,800           -                 -       40,000       15,000         6,400

------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts equivalent to interest, earned on deferred compensation, in excess of 120% of the long term annual federal rate, compounded quarterly.

(2) The value shown is the number of restricted shares times the closing market price of the common stock on the day of grant. The restricted shares generally vest over a period of three years. At fiscal year-end, the total number and value (based on the closing market price of the common stock on the last trading day of the fiscal year) of restricted shares held by the Named Executive Officers was: Mr. Henderson, 56,510 shares worth $77,984; Mr. McGregor, 63,756 shares worth $87,983; Mr. Peters, 49,163 shares worth $67,845; Mr. Englar, 25,066 shares worth $34,591; and Mr. McCallum, 18,372 shares worth $25,353. The values given do not reflect the fact that the shares are restricted. Any dividends paid on the common stock would be paid on the restricted shares.

(3) Includes (i) Company matching contribution to 401(k) for as follows: $6,800 Henderson; $-0- McGregor; $6,800 Peters; $6,800 Englar; and $6,800 McCallum, and (ii) compensation value of split dollar life insurance as follows: $2,514 Henderson; $2,788 McGregor; $1,219 Peters; $1,104 Englar; and $366 McCallum.

Effect of Chapter 11 on Certain Compensation Arrangements
---------------------------------------------------------

     Certain compensation arrangements discussed below, including cash payments under the 2001 Long Term Incentive Plan, the benefits equalization plan, the supplemental executive retirement plan, severance and change of control arrangements and the Director's deferred stock units, are unfunded. All benefits payable to a participant under such unfunded arrangements will be paid from the general assets of the Company. As a result of the filing of the Chapter 11 Cases, each participant has the status of a general unsecured creditor with respect to the obligation of the Company to make payments under the unfunded arrangements, and, as discussed above, the Company cannot pay prepetition general unsecured claims in the Chapter II Cases, other than pursuant to a confirmed plan or plans of reorganization or other order of the Bankruptcy Court. See "Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code."

Stock Options, SARs, Performance Units
--------------------------------------

     No options or SARs were granted to any of the named executive officers during fiscal year 2001. The following Table shows information about stock options held by each of the named executive officers as of December 3, 2001 (the value being the difference between the closing price of Burlington's Common Stock on December 3, 2001 and the respective option prices). No SARs are held by any of the named executive officers.

--------------------------------------------------------------------------------
Aggregated Option Exercises in Fiscal Year 2001 and Option Values

                                     Number of Securities Underlying Unexercised
                                             Options at December 3, 2001 (#)
                                             -------------------------------

                             Shares
                          Acquired on      Value
         Name             Exercise (#)  Realized ($)  Exercisable  Unexercisable
         ----             ------------  ------------  -----------  -------------

George W. Henderson, III       0             0           679,295      49,767
Douglas J. McGregor            0             0            33,334      66,666
Charles E. Peters, Jr.         0             0            68,000      20,000
John D. Englar                 0             0           204,415      20,000
James R. McCallum              0             0            22,467       8,333
--------------------------------------------------------------------------------

Long-Term Incentive Plan -- Awards in Fiscal Year 2001
------------------------------------------------------

     The following table shows information about Burlington's 2001 Long Term Incentive Plan, which was adopted December 7, 2000 for Company employees.
Under this plan, employees were given the opportunity to earn (i) restricted stock awards (which are reported in the Summary Compensation Table); (ii) phantom shares and (iii) cash awards. Under awards made on December 7, 2000, payout (if any) of phantom shares and cash awards would be based on Company performance as determined by debt-to-EBIDTA ratio on the last day of fiscal year 2002, as defined in the Plan. No awards have been made with respect 2002 fiscal year.
                                       33

------------------------------------------------------------------------------------------------------------------------------------
                                 Number of Shares,         Performance or Other          Estimated Future Payouts Under Non-Stock
                               Units or Other Rights      Period until Maturation       Price-Based Plans (Perf.-based Cash Award)
                                                                                    ------------------------------------------------
            Name                  (Phantom Shares)               or Payout            Threshold $       Target $         Maximum $
            (a)                        (b)(1)                     (c)(2)                  (d)              (e)              (f)
------------------------------------------------------------------------------------------------------------------------------------
George W. Henderson, III               88,800                     9/29/02               133,200          333,000          666,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Douglas J. McGregor                    47,090                     9/29/02               111,000          277,500          555,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Charles E. Peters, Jr.                 25,940                     9/29/02                61,128          152,820          305,640
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
John D. Englar                         32,304                     9/29/02                48,456          121,140          242,280
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
James R. McCallum                      13,590                     9/29/02                32,040          80,100           160,200
------------------------------------------------------------------------------------------------------------------------------------

     (1) Phantom shares, if earned would be payable in cash based on Company stock price at the end of fiscal year 2002.

     (2) If performance goals are met, cash awards and phantom share awards would be paid in cash, 50% at end of fiscal year 2002 and 50% at end of fiscal year 2003.

     Retirement Plans
     ----------------

     Retirement System

          Each eligible employee, including the named executive officers, may elect to participate in Burlington's "Retirement System", which is a defined-benefit plan qualified under the Internal Revenue Code. Both individual and Company contributions are made to the Retirement System. Employee contributions represent a fixed percentage of base salary, calculated at the rate of 1.5% or 3.0%, as the employee elects, of base salary up to $6,600 plus 3.0% of base salary in excess of $6,600 each plan year, subject to maximum participating earnings levels established by the Internal Revenue Service ("IRS").

          The Retirement System provides an annual benefit payable to an eligible member at age 65 equal to the greater of (a) the sum of (i) the number of years of continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the member's contributions after September 30, 1984, (b) one-half of the member's total contributions, or (c) an amount determined under applicable Federal law requiring a minimum return on a participant's personal contributions. This benefit represents a life annuity with a guaranteed minimum return of personal contributions and may, at the participant's election, be paid as a lump sum discounted to a present value at rates set by the plan or applicable regulations. Benefits are not subject to offset for Social Security benefits or other amounts. Contributions made by the Company to the Retirement System in respect of a specified person cannot readily be separately or individually calculated by the actuaries of the Retirement System.

          The credited years of service to date under the Retirement System for named executive officers are as follows: Mr. Henderson - 22, , Mr. McGregor
     - 1, Mr. Peters - 5, Mr. Englar - 16, and Mr. McCallum - 11. Covered remuneration under the Retirement System for such individuals is the base salary amount described in the first paragraph of "Employment Agreements" below, subject to limitations on amount imposed under Federal regulations ($170,000 during the 2001-02 plan year). Estimated annual benefits payable upon retirement under the Retirement System at age 65 to the named executive officers (which benefits are fully vested), assuming no increase in present salary levels, would be: Mr. Henderson - $216,347; Mr. McGregor
     - $49,875; Mr. Peters - $110,535; Mr. Englar - $107,118; and Mr. McCallum -
     $85,766.

          Benefits provided under the Retirement System are subject to certain restrictions and limitations under the Code and applicable regulations promulgated thereunder, as in effect from time to time, and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under a benefits equalization plan, Burlington will pay to certain participants in the Retirement System upon retirement supplemental benefits equal to the reduction in such plan benefits mandated by maximum benefit and salary limitations established under the Code and ERISA. Such supplemental amounts are reflected in the individual annual benefits indicated in the next preceding paragraph.

Supplemental Pre-Retirement/Post-Retirement Plan

         The named executive officers and other senior management employees participate in the Company's Supplemental Executive Retirement Plan (the "SERP").

         In the event of the death before retirement of a named executive officer prior to age 65, the SERP provides for a pre-retirement survivor benefit of 120 monthly payments equal to one-half of Monthly Base Salary (which is the greater of (i) the monthly base salary on the January 1 occurring concurrently with or immediately preceding such person's death or (ii) the average of the monthly base salary on January 1 for each of the previous five years) in the case of death prior to age 60, thereafter decreasing by 5% each year to 25% of Monthly Base Salary if death occurs at or after age 64. The amount of the monthly pre-retirement survivor benefit (to be paid for 120 months) calculated assuming the death of the participant as of December 1, 2001, would be: Mr. Henderson - $26,250; Mr. Peters - $15,625; Mr. Englar - $12,917; and Mr. McCallum - $8,542. Mr. McGregor has not yet reached the three-year service eligibility requirement.

         Each named executive officer who attains age 50 and completes 10 years of service with Burlington (currently each of them other than Messrs. McGregor, Peters and McCallum) has a nonforfeitable right to receive post-retirement benefits under the SERP of two and one-half times the greater of (a) final annual base salary as of the January 1 occurring concurrently with or immediately preceding retirement or (b) an average of annual base salary on January 1 for each of the five years preceding retirement (such greater amount being referred to as the "Annual Base Salary"), reduced in the event of early retirement as described below. Any named executive officer who receives post-retirement benefits before age 65 will have his benefits reduced by a factor of 5% for each year remaining until he attains age 60 and reduced by a factor of 3% for each year remaining between age 61 and 65. The amount of post-retirement benefits (payable over 10 years) calculated assuming retirement as of December 1, 2001, at current plan salary would be: Mr. Henderson - $787,500 and Mr. Englar - $426,250; and Messrs. McGregor, Peters and McCallum - $0.

         Any payments in the future will depend upon the Annual Base Salary level of the named executive officer at that time and whether he or she meets all the terms and conditions of the SERP, including refraining from engaging in any activities materially competitive with the business of the Company.

Employment Agreements
---------------------

         Burlington has employment agreements with the named executive officers providing for employment through December 31, 2003, in the case of Messrs. Henderson, Peters and Englar; November 13, 2002 in the case of Mr. McGregor; and October 31, 2003 in the case of Mr. McCallum. These agreements provide, among other things, for minimum annual salaried compensation. Current annual salaries are as follows: Mr. Henderson - $630,000; Mr. McGregor - $525,000; Mr. Peters - $375,000; Mr. Englar - $330,000; and Mr. McCallum - $255,000.

         The Company entered into an employment agreement with Mr. McGregor as of November 14, 2001, which designates Mr. McGregor as President and chief restructuring officer during the Company's Chapter 11 Cases. The agreement has a term of one year and replaces Mr. McGregor's prior employment agreement. Mr. McGregor's annual salary remains at the current level of $525,000. Under the agreement, Mr. McGregor is entitled to a payment of $1,000,000 at the end of the term or earlier in the case of certain termination events unless employment is terminated for cause. Certain components of this agreement, including the payment of such bonus, are subject to approval by the Bankruptcy Court.

         The employment agreements with the named executive officers provide that in the event of a voluntary termination of employment for "good reason" or an involuntary termination of employment "without cause", such executive will receive a lump sum in cash equal to (x) the salary that would have been payable over the "severance period" of the agreement had such executive not been terminated plus (y) the amount of the target incentive bonus payment for the year in which termination occurred, times the number of years or partial years in the "severance period". The executive also is entitled to continue participating in all applicable benefit and welfare plans of the Company during the "severance period". With regard to such termination, the "severance period" is two years for Mr. Henderson, one and one-half years for Messrs. McGregor, Peters and Englar, and one year for Mr. McCallum.

"Good reason" means a failure to pay compensation due and payable, a reduction in compensation level (other than changes to incentive or benefit plans affecting all executives), an assignment of duties resulting in a diminution of the executive's position, authority, duties or responsibilities which is not agreed to by the executive, or a change in employment requirements which the Compensation and Benefits Committee determines subjects the executive to an unfair change of circumstances.

         All the employment agreements provide that in the event of a voluntary termination of employment for "good reason" or an involuntary termination of employment "without cause" which occurs within two years of a "change of control", the "severance period" shall mean three years. In the event of disability (as defined in the agreements), the employment agreements provide that Burlington may terminate the agreement and provide the executive with salary payments and benefits for one year in the case of Mr. Henderson and six months in the case of Messrs. McGregor, Peters, Englar and McCallum. Further, all the employment agreements provide that in the event of an involuntary termination for cause where such conduct is not found to be willful, the executive will receive a lump sum equal to the present value of the amount payable under the terms of the Company's payroll severance policy applicable to such employee.

Change of Control Arrangements
------------------------------

         In addition to the provisions of the employment agreements discussed above, the agreements which Burlington has entered into with each of the named executive officers in connection with the SERP contain provisions under which such officer's rights to receive pre-retirement survivor benefits and post-retirement benefits automatically, upon the occurrence of a "change of control" of the Company, become fully vested, nonforfeitable and payable on normal payment dates at 100% of benefit level (without regard to reductions of benefits arising from early retirement). Such officers have also entered into agreements with Burlington in connection with each of the Equity Incentive Plans under which such officers' awards of stock options and performance shares will fully vest if their employment is terminated "without cause" or they voluntarily terminate their employment for "good reason", in each case within two years after the occurrence of a "change of control" of the Company. The key employee retention plan described below contains a change of control arrangement similar to those described in the employment agreements.

Compensation of Directors
-------------------------

         An annual fee of $30,000 is paid to each Director who is not an employee of the Company. Effective with the beginning of fiscal year 2002, directors are paid meeting fees equal to $1,500 for attendance at a board or committee meeting plus $1,000 for each additional committee meeting on a meeting day. No fees are paid to employee Directors for their services in such capacity. Directors may participate, along with all other employees of the Company, in Burlington's matching charitable gifts program to qualifying educational institutions.

         Prior to the beginning of fiscal year 2002, no separate attendance fees were paid with respect to participation in and attendance at Board or Committee meetings and each non-employee Director was awarded stock units at the end of each fiscal quarter pursuant to the Company's Director Stock Plan (the "Stock Plan"). The number of units was the number of shares of Common Stock that could be purchased for $7,500 based on the average closing price of the Common Stock on the New York Stock Exchange for the last five trading days prior to quarter end. Prior to the beginning of fiscal year 2002, non-employee directors could also elect to defer receipt of all or a portion of their annual fees until the termination of Board service. Amounts deferred which have been deferred are credited to the Director's stock unit account under the Stock Plan. Upon retirement or death, the stock units credited to a Director's account are paid in cash in either a lump sum or in installments over a period not exceeding ten years, as elected by the Director. The Board Compensation and Benefits Committee may accelerate payment of deferred amounts upon certain change of control events as defined in the Stock Plan.

         Upon first being elected to Burlington's Board of Directors, a non-employee Director was awarded a one-time grant of 1,500 restricted shares of Common Stock under the Stock Plan. Ownership of such shares vests upon the completion of one year of service on the Board. Such stock grants are subject to
(a) restrictions on transfer and other disposition until completion of the Director's service on the Board, and (b) forfeiture in whole or in part of unvested share awards in the event the Director fails to complete the year of service.

Key Employee Retention Plan
---------------------------

         Subject to approval by the Bankruptcy Court, the Company has adopted a key employee retention plan designed to provide incentives to certain key employees to remain with the Company during the Chapter 11 Cases. Key components of the plan include stay bonuses for certain employees; compensation payments for severance and change of control events; bonus payments if the Company emerges from Chapter 11, and a discretionary fund that would be available for use by the chief executive for employee incentives during the Chapter 11 Cases. The purpose of the plan is to provide the incentives necessary for the Company to retain its management team and other key employees and to otherwise address concerns regarding potential key employee attrition during the Company's financial restructuring process. The named executive officers are participants in the key employee retention plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

         The following table sets forth information with respect to each person known to the Company (based on public filings) to be the beneficial owner of more than five percent of the outstanding shares of Common Stock. Beneficial ownership disclosed in the Tables in this section has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Each of the owners listed below represents that it has sole voting and investment power with respect to all of the shares listed except as noted. In addition to the beneficial owners listed below, as of October 17, 2001, the Company's 401(k) Plan, in the name of Vanguard Fiduciary Trust Company, holds 6,001,691 shares of Common Stock (11.28%) which is allocated to the accounts of the plan participants.

                                             Amount and Nature of       As of        Percent
Name and Address of Beneficial Owner         Beneficial Ownership       Date         of Class
------------------------------------         --------------------       ----         --------
Strong Capital Management Group, Inc.        5,114,810                  9/30/01      9.55
100 Heritage Reserve
P.O. Box 2936
Milwaukee, WI  53201

Merrill Lynch Asset Management Inc.          4,746,600                  9/30/01      8.86
800 Scudders Mill Road
Plainsboro, NJ  08536-1606

Dimension Funds Advisors                     4,619,500                  9/30/01      8.63
1299 Ocean Avenue
Santa Monica, CA  90401-1005

Masters Capital Management Inc.              3,395,000                  9/30/01      6.34
3060 Peachtree Road NW
Atlanta, GA  30305


         The following Table sets forth the number of shares of Common Stock beneficially owned, as of December 3, 2001, by each Director and nominee for Director, each of the named executive officers of Burlington (as defined in "Executive Compensation - Summary Compensation Table") and all Directors and executive officers of the Company as a group.

                                          Amount and Nature of         Percent
Name of Beneficial Owner                  Beneficial Ownership (a)     of Class
------------------------                  ------------------------     --------
Jerald A. Blumberg.....................          1,500(b)                  *%
John D. Englar.........................        286,071(c)                  *
George W. Henderson, III...............        875,256(c)                1.6%
James R. McCallum......................         64,969(c)                  *
Douglas J. McGregor....................         97,090(c)                  *
John G. Medlin, Jr.....................            -0-(b)                  *
Charles E. Peters, Jr..................        120,772(c)                  *
Nelson Schwab III......................         30,250(b)                  *

Theresa M. Stone.............................       1,500(b)       *
W. Barger Tygart.............................       1,500(b)       *

All Directors and executive officers as
   a group (16 persons), including
   the above.................................   1,863,881        3.4%

__________________
* Represents less than 1% of the class.

(a) Unless otherwise indicated in a footnote below, each Director and executive officer possesses sole voting and sole investment power with respect to the shares shown in the Table above. Shares listed for Mr. Henderson include 133,145 shares held by a family limited partnership. Shares listed for Mr. Englar include 200 shares held by his children and 200 shares held by his wife.

(b) Does not include stock units held for the account of each non-employee Director under the Director Stock Plan, as follows: Mr. Blumberg, 73,413.98 units; Mr. Medlin, 34,136.83 units; Mr. Schwab, 54,168.49 units; Ms. Stone, 71,662.07 units; and Mr. Tygart, 34,136.83 units.

(c) Includes for executive officers of Burlington shares in which they have voting power, but not investment power, under the 401(k) Plan. Also includes shares not currently owned but which are issuable upon exercise of stock options under Company Equity Incentive Plans, which are currently exercisable, as follows: Mr. Henderson, 679,295 shares; Mr. McGregor, 33,334 shares; Mr. Peters, 68,000 shares; Mr. Englar, 204,415 shares; Mr. McCallum, 22,467 shares; and all executive officers as a group (16 persons), 1,246,611 shares. Also includes shares of restricted stock issued under Company Equity Incentive Plans, which have not yet vested as follows:
     Mr. Henderson, 56,510 shares; Mr. McGregor, 63,756 shares; Mr. Peters, 49,163 shares; Mr. Englar, 25,066 shares; Mr. McCallum, 18,372 shares; and all executive officers as a group (16 persons), 307,607 shares.

Item 13.        Certain Relationships and Related Transactions
                ----------------------------------------------

    None.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

         (a)   1.    Financial Statements
                     --------------------

                     Report of Ernst & Young LLP, Independent Auditors (page
                     F-1)

                     Consolidated Statements of Operations - for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999. (page F-2)

                     Consolidated Balance Sheets - as of September 29, 2001 and September 30, 2000 (page F-3)

                     Consolidated Statements of Shareholders' Equity - for the fiscal years ended October 2, 1999, September 30, 2000 and September 29, 2001 (page F-4)

                     Consolidated Statements of Cash Flows - for the fiscal years ended September 29, 2001, September 30, 2000, and October 2, 1999. (page F-5)

                     Notes to Consolidated Financial Statements (pages F-6 to F-30)

               2.    Financial Statement Schedules
                     -----------------------------

               The financial statement schedule listed under Item 8 is filed as a part of this Report.

               3.    Exhibits
                     --------

               The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

         (b) During the quarter ended September 29, 2001, the Company did not file a Current Report on Form 8-K.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Long Term Compensation
                                                                                      ------------------------
                                                                                          Awards      Payouts
                                                                                          ------      -------
                                                                  Other     Restricted  Securities
                                                                  Annual      Stock     Underlying      LTIP     All Other
Name and Principal                                             Compensation   Awards      Options     Payouts  Compensation
Position                        Year   Salary ($)   Bonus ($)     ($)(1)      ($)(2)        (#)         ($)       ($)(3)

-----------------------------------------------------------------------------------------------------------------------------
George W. Henderson, III
   Chairman of the Board        2001     630,000     227,250          --      84,765          --          --       9,314
   and Chief Executive          2000     600,000          --          --          --     149,300          --       6,800
   Officer                      1999     595,000      25,000          --          --      80,000          --       6,400

Douglas J. McGregor             2001     525,000     191,500          --      70,635          --          --       2,788
   President and Chief          2000     175,000      87,500      95,313      95,313     100,000          --          --
   Restructuring Officer        1999          --          --          --          --          --          --          --

Charles E. Peters, Jr
   Senior Vice President        2001     370,833     137,500       3,429      38,910          --          --       8,019
   and Chief Financial          2000     350,000          --         267     137,167      50,000          --       6,800
   Officer                      1999     305,000      15,000         673          --      38,000          --       6,400

John D. Englar
   Senior Vice President,       2001     315,000     105,500       4,702      30,825          --          --       7,904
   Corporate Development        2000     301,667          --         643      26,677      45,000          --       6,800
   and Law                      1999     285,000      15,000       1,615          --      40,000          --       6,400

James R. McCallum               2001     217,500     203,300          --      20,385          --          --       7,166
   President, Lees Carpets      2000     190,417     121,100          --      28,852      25,000      15,000       6,800
                                1999     157,639     108,800          --          --      40,000      15,000       6,400

-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                              Number of Shares,        Performance or Other            Estimated Future Payouts Under Non-Stock
                            Units or Other Rights    Period until Maturation          Price-Based Plans (Perf.-based Cash Award)
                                                                               -----------------------------------------------------
            Name               (Phantom Shares)             or Payout           Threshold $           Target $             Maximum $
            (a)                     (b)(1)                    (c)(2)                (d)                  (e)                  (f)
------------------------------------------------------------------------------------------------------------------------------------
George W. Henderson, III            88,800                  9/29/2002             133,200              333,000              666,000

Douglas J. McGregor                 47,090                  9/29/2002             111,000              277,500              555,000

Charles E. Peters, Jr.              25,940                  9/29/2002              61,128              152,820              305,640

John D. Englar                      32,304                  9/29/2002              48,456              121,140              242,280

James R. McCallum                   13,590                  9/29/2002              32,040               80,100              160,200
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Aggregated Option Exercises in Fiscal Year 2001 and Option Values

                                                                   Number of Securities Underlying Unexercised
                                                                         Options at December 3, 2001 (#)
                                       Shares                            -------------------------------
                                     Acquired on      Value
         Name                       Exercise (#)   Realized ($)    Exercisable               Unexercisable
         ----                       ------------   ------------    -----------               -------------
George W. Henderson, III                  0             0            679,295                     49,767
Douglas J. McGregor                       0             0             33,334                     66,666
Charles E. Peters, Jr.                    0             0             68,000                     20,000
John D. Englar                            0             0            204,415                     20,000
James R. McCallum                         0             0             22,467                      8,333
--------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BURLINGTON INDUSTRIES, INC.

Date:  December 21, 2001
                                                By /s/ George W. Henderson, III
                                                  ------------------------------
                                                   George W. Henderson, III
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                  (Principal Executive Officer)

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

                 Signature                              Title                                 Date
                 ---------                              -----                                 ----
/s/ George W. Henderson, III                  Director, Chairman of the Board and             December 21, 2001
-------------------------------------
George W. Henderson, III                      Chief Executive Officer
                                              (Principal Executive Officer)

/s/ Charles E. Peters, Jr.                    Senior Vice President and                       December 21, 2001
-------------------------------------
    Charles E. Peters, Jr.                    Chief Financial Officer
                                              (Principal Financial Officer)

/s/ Carl J. Hawk                              Controller                                      December 21, 2001
-------------------------------------
    Carl J. Hawk                              (Principal Accounting Officer)

/s/ Jerald A. Blumberg                        Director                                        December 21, 2001
-------------------------------------
    Jerald A. Blumberg

/s/ John D. Englar                            Director                                        December 21, 2001
-------------------------------------
    John D. Englar

/s/ Douglas J. McGregor                       Director                                        December 21, 2001
-------------------------------------
    Douglas J. McGregor

/s/ John G. Medlin, Jr.                       Director                                        December 21, 2001
-------------------------------------
    John G. Medlin, Jr.

/s/ Nelson Schwab III                         Director                                        December 21, 2001
-------------------------------------
Nelson Schwab III

/s/ Theresa M. Stone                          Director                                        December 21, 2001
-------------------------------------
    Theresa M. Stone

/s/ W. Barger Tygart                          Director                                        December 21, 2001
-------------------------------------
    W. Barger Tygart

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

Consolidated Financial Statements:

Report of Independent Auditors .......................................  F-1
Consolidated Statements of Operations ................................  F-2
Consolidated Balance Sheets ..........................................  F-3
Consolidated Statements of Shareholders' Equity ......................  F-4
Consolidated Statements of Cash Flows ................................  F-5
Notes to Consolidated Financial Statements ...........................  F-6


Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts ......................  S-1

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Burlington Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Burlington Industries, Inc. as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the Index for Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Industries, Inc. at September 29, 2001 and September 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note C to the Consolidated Financial Statements, in 2000 the Company changed its method for measuring impairment of goodwill.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, on November 15, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Wilmington, Delaware (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the Company's ability to generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced operating losses in 2001, 2000 and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                                                     s/s Ernst & Young LLP

Greensboro, North Carolina
November 15, 2001
except for Notes A and G, as to which the date is December 12, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
For the 52 weeks ended September 29, 2001, September 30, 2000 and October 2,
1999
(Amounts in thousands, except for per share amounts)

                                                  2001           2000           1999
                                               -----------    -----------    -----------
Net sales                                      $ 1,403,905    $ 1,620,247    $ 1,651,689
Cost of sales                                    1,272,694      1,434,867      1,426,311
                                               -----------    -----------    -----------
Gross profit                                       131,211        185,380        225,378
Selling, general and administrative expenses       118,672        138,725        143,171
Provision for doubtful accounts                      4,334          4,380          5,482
Provision for restructuring and impairments         72,098         67,003         62,069
Amortization of goodwill                                 0         16,715         17,810
Write-off of goodwill                                    0        463,247              0
                                               -----------    -----------    -----------
Operating loss before interest and taxes           (63,893)      (504,690)        (3,154)
Interest expense                                    71,174         66,264         58,420
Equity in income of joint ventures                    (626)       (10,263)        (6,357)
Other expense (income) - net                       (15,706)       (12,043)        (7,868)
                                               -----------    -----------    -----------
Loss before income taxes                          (118,735)      (548,648)       (47,349)
Income tax expense (benefit):
  Current                                           (2,041)        10,004          4,163
  Deferred                                         (25,593)       (31,680)       (20,018)
                                               -----------    -----------    -----------
    Total income tax benefit                       (27,634)       (21,676)       (15,855)
                                               -----------    -----------    -----------
Net loss                                       $   (91,101)   $  (526,972)   $   (31,494)
                                               ===========    ===========    ===========


Basic and diluted loss per common share        $     (1.73)   $    (10.12)   $     (0.57)






See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
As of September 29, 2001 and September 30, 2000
(Amounts in thousands)

                                                        2001           2000
                                                     -----------    -----------
ASSETS
Current assets:
Cash and cash equivalents                            $    87,473    $    26,172
Short-term investments                                    13,394         13,167
Customer accounts receivable after deductions
  of $12,406 and $16,866 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                      195,571        269,209
Sundry notes and accounts receivable                      21,985         31,792
Inventories                                              216,968        287,969
Prepaid expenses                                           3,329          3,476
                                                     -----------    -----------
    Total current assets                                 538,720        631,785
Fixed assets, at cost:
Land and land improvements                                23,334         25,871
Buildings                                                352,491        379,969
Machinery, fixtures and equipment                        585,425        635,493
                                                     -----------    -----------
                                                         961,250      1,041,333
Less accumulated depreciation and amortization           456,890        465,897
                                                     -----------    -----------
    Fixed assets - net                                   504,360        575,436
Other assets:
Assets held for sale                                      32,818         36,431
Investments and receivables                               48,405         60,217
Intangibles and deferred charges                          60,692         47,731
                                                     -----------    -----------
    Total other assets                                   141,915        144,379
                                                     -----------    -----------
                                                     $ 1,184,995    $ 1,351,600
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                $         0    $     3,400
Long-term debt - current                                 476,900         30,470
Accounts payable - trade                                  62,171         86,892
Sundry payables and accrued expenses                      79,724         97,552
Income taxes payable                                       4,566          2,024
Deferred income taxes                                     31,819         22,560
                                                     -----------    -----------
      Total current liabilities                          655,180        242,898
Long-term liabilities:
Long-term debt                                           397,068        865,980
Other                                                     53,957         58,288
                                                     -----------    -----------
     Total long-term liabilities                         451,025        924,268
Deferred income taxes                                     53,346         89,659
Shareholders' equity:
Common stock issued (Note I)                                 700            689
Capital in excess of par value                           885,935        884,643
Accumulated deficit                                     (703,416)      (612,315)
Accumulated other comprehensive income (loss)             (1,860)       (22,452)
Cost of common stock held in treasury                   (155,915)      (155,790)
                                                     -----------    -----------
     Total shareholders' equity                           25,444         94,775
                                                     -----------    -----------
                                                     $ 1,184,995    $ 1,351,600
                                                     ===========    ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
For the 52 weeks ended September 29, 2001, September 30, 2000 and October 2,
1999
(Amounts in thousands)

                                                                                      Accumulated
                                                           Capital in                    other      Treasury
                                                 Common     excess of    Accumulated comprehensive   shares,
                                                 Stock      par value      deficit   income (loss)   at cost      Total
                                               ---------   -----------   ----------- -------------  ---------   ---------
Balance October 3, 1998                        $     684    $ 884,685    $ (53,849)   $ (17,357)   $(113,942)   $ 700,221
Net loss for the period                                                    (31,494)                               (31,494)
Translation adjustments                                                                   1,084                     1,084
Unrealized gains on securities
 (net of income taxes of $870)                                                            1,615                     1,615
                                                                                                                ---------
Comprehensive income (loss)                                                                                       (28,795)
Purchase of treasury stock                                                                           (41,994)     (41,994)
Issuance of treasury stock                                       (378)                                   155         (223)
Amortization of unearned
   compensation                                                    40                                                  40
                                               ---------    ---------    ---------    ---------    ---------    ---------
Balance October 2, 1999                              684      884,347      (85,343)     (14,658)    (155,781)     629,249
Net loss for the period                                                   (526,972)                              (526,972)
Translation adjustments                                                                    (947)                     (947)
Less: reclassification adjustment for
   realized gain included in net loss                                                    (5,507)                   (5,507)
Unrealized losses on securities
 (net of income taxes of $388)                                                             (721)                     (721)
Less: reclassification adjustment for
   realized gains included in net loss (net
   of income taxes of $333)                                                                (619)                     (619)
                                                                                                                ---------
Comprehensive income (loss)                                                                                      (534,766)
Awards issued under
   Equity Incentive Plans                              5          (26)                                    (9)         (30)
Amortization of unearned
   compensation                                                   322                                                 322
                                               ---------    ---------    ---------    ---------    ---------    ---------
Balance September 30, 2000                           689      884,643     (612,315)     (22,452)    (155,790)      94,775
Net loss for the period                                                    (91,101)                               (91,101)
Translation adjustments                                                                    (198)                     (198)
Less: reclassification adjustment for
   realized loss included in net loss                                                    22,491                    22,491
Net loss on derivative instruments
   qualifying as cash flow hedges (net of
   income taxes of $971)                                                                 (1,493)                   (1,493)
Less: reclassification adjustment for
   realized losses included in net loss (net
   of income taxes of $78)                                                                  120                       120
Unrealized gains on securities
 (net of income taxes of $141)                                                              262                       262
Less: reclassification adjustment for
   realized gains included in net loss (net
   of income taxes of $318)                                                                (590)                     (590)
                                                                                                                ---------
Comprehensive income (loss)                                                                                       (70,509)
Shares issued related to
   Nano-Tex acquisition                                4          577                                                 581
Awards issued under
   Equity Incentive Plans                              7          (87)                                                (80)
Forfeiture of restricted
   nonvested stock                                                  1                                   (125)        (124)
Amortization of unearned
   compensation                                                   801                                                 801
                                               ---------    ---------    ---------    ---------    ---------    ---------
Balance September 29, 2001                     $     700    $ 885,935    $(703,416)   $  (1,860)   $(155,915)   $  25,444
                                               =========    =========    =========    =========    =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
For the 52 weeks ended September 29, 2001, September 30, 2000 and October 2,
1999
(Amounts in thousands)

                                                             2001          2000        1999
                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (91,101)   $(526,972)   $ (31,494)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets              65,012       67,096       64,757
   Provision for doubtful accounts                             4,334        4,380        5,482
   Amortization of intangibles and deferred debt expense       4,786       17,602       18,170
   Write-off of goodwill                                           0      463,247            0
   Equity in loss of joint ventures                            2,074          837        3,052
   Deferred income taxes                                     (25,593)     (31,680)     (20,018)
   Translation gain on liquidation of subsidiary                   0       (5,507)           0
   Gain on disposal of assets                                 (5,165)        (990)      (4,328)
   Provision for restructuring and impairments                72,098       67,003       62,069
   Changes in assets and liabilities:
      Customer accounts receivable - net                      69,304      (21,808)      31,543
      Sundry notes and accounts receivable                     9,245       (8,348)      (7,634)
      Inventories                                             57,751       29,585       (5,560)
      Prepaid expenses                                            23        1,895       (2,288)
      Accounts payable and accrued expenses                  (49,429)      (3,407)     (29,174)
   Change in income taxes payable                              2,542          858          726
   Other                                                     (22,678)      (7,466)     (18,577)
                                                           ---------    ---------    ---------
        Total adjustments                                    184,304      573,297       98,220
                                                           ---------    ---------    ---------
Net cash provided by operating activities                     93,203       46,325       66,726
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (24,785)     (73,773)    (141,539)
  Proceeds from sales of assets                               29,727       11,091       55,884
  Investment in joint ventures                                     0         (446)      (5,366)
  Change in investments                                         (131)       7,838         (451)
                                                           ---------    ---------    ---------
Net cash provided (used) by investing activities               4,811      (55,290)     (91,472)
                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term borrowings                            (3,400)       3,400      (14,200)
  Repayments of long-term debt                              (175,296)     (11,665)     (36,880)
  Proceeds from issuance of long-term debt                   153,900       26,000      119,000
  Payment of financing fees                                  (11,917)           0            0
  Purchase of treasury stock                                       0            0      (41,994)
                                                           ---------    ---------    ---------
Net cash provided (used) by financing activities             (36,713)      17,735       25,926
                                                           ---------    ---------    ---------
Net change in cash and cash equivalents                       61,301        8,770        1,180
Cash and cash equivalents at beginning of period              26,172       17,402       16,222
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period                 $  87,473    $  26,172    $  17,402
                                                           =========    =========    =========


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

Note A - Subsequent Events

Subsequent to the end of the Company's fiscal year, on November 15, 2001 (the "Petition Date"), the Company and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (Case Nos. 01-11282 through 01-11306) (the "Bankruptcy Court"). The Chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations, joint venture partnerships, Nano-Tex, LLC and Burlington WorldWide Limited and certain other subsidiaries were not included in the filing.

In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses,
(iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, and (v) authorize payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses. On November 15, 2001, the Bankruptcy Court also entered an interim order (the "Interim DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. See Note G for a further discussion regarding the DIP Financing Facility. On December 12, 2001, the Bankruptcy Court entered a final order (the "Final DIP Financing Order") approving the DIP Financing Facility and authorizing the Debtors to utilize up to $190 million, including up to $50.0 million for post petition letters of credit, under the DIP Financing Facility.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expires on March 15, 2002; however, the Debtors may request that the Bankruptcy Court extend such exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

Basis of Presentation

The Company's consolidated financial statements included elsewhere in this Annual Report have been prepared on a "going concern" basis in accordance with United States generally accepted accounting principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize upon its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the appropriateness of the use of the "going concern" assumption. The Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of the DIP Financing Facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. If the "going concern" basis was not appropriate for the Company's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after November 15, 2001 assuming that the Company will continue as a "going concern". In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7.

Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approval plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Note B - Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of the Company and all its subsidiaries. The accounts of foreign subsidiaries have been included on the basis of fiscal periods ended no more than three months prior to the dates of the consolidated balance sheets. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are generally accounted for using the equity method. The Company has an ownership interest in an affiliated limited liability company of approximately 15 percent that is accounted for using the equity method because the Company has significant influence over the operations of the entity, including control of 40 percent of the Board and certain additional rights that require unanimous votes to pass. All significant intercompany accounts and transactions have been eliminated.

Cash equivalents: Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less. At times such amounts may exceed the F.D.I.C limits, and at September 29, 2001, they included a significant concentration of overnight deposits at Bank One, N.A. valued at $68.1 million.

Investments: The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders' equity in comprehensive income (loss), net of income taxes. Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in "Other expense (income) - net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Inventories: Inventories are valued at the lower of cost or market. Cost of substantially all components of textile inventories in the United States is determined using the dollar value Last-in, First-out (LIFO) method. All other inventories are valued principally at average cost.

Fixed assets: Depreciation and amortization of fixed assets is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 to 20 years for land improvements, 15 to 50 years for buildings and 5 to 15 years for machinery, fixtures and equipment.

Impairment of long-lived assets: When circumstances indicate, the Company evaluates the recoverability of its long-lived assets by comparing market value or estimated future undiscounted cash flows with the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

Excess of purchase cost over net assets acquired (Goodwill): The Company has historically amortized goodwill over not more than 40 years using the straight-line method, and has evaluated the recoverability of its carrying value using projected undiscounted cash flows. In 2000, the Company changed the method by which it evaluates the recoverability of enterprise-level goodwill to the market value method. As a result of this change, the Company recorded an impairment charge for the remaining carrying value of its enterprise-level goodwill (see Note C).

Deferred debt expense: Deferred debt expense is amortized over the life of the related debt as an adjustment to interest expense.

Revenue recognition: Sales are recorded upon shipment or designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statements of income.

Research expenditures: Expenditures for research and development are expensed as incurred. Total expenditures for research and development aggregated $11.4 million, $11.8 million, $12.1 million in the 2001, 2000 and 1999 fiscal years, respectively.

Derivative instruments: On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in the fair values or cash flows of the hedged items. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, with the ineffective portion, if any, being recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

The adoption of SFAS No. 133 resulted in the cumulative effect of an accounting change of $1.4 million being recognized as a net gain (after taxes) in other comprehensive income (loss). In addition, income of $16.2 thousand (after income taxes), or $0.00 per share, was recognized upon adoption but not presented as a separate line in the consolidated statement of operations as the cumulative effect of an accounting change due to lack of materiality.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain prior period amounts have been reclassified to conform to current presentations.

Fiscal year: The Company uses a 52 - 53 week fiscal year.

Recently issued accounting pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company will adopt SFAS No. 142 effective September 29, 2002, and does not expect that such adoption will have a material impact on the earnings and financial condition of the Company. In October 2001, the FASB issued Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on September 29, 2002. The Company has not yet determined what effect the adoption of SFAS No. 144 will have on its financial statements.

Note C - Restructuring and Impairment Charges

1999 Restructuring and Impairment
---------------------------------

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

         (2) The reduction of U.S. apparel fabrics capacity by approximately 25 percent and the reorganization of manufacturing assets, including overhead reductions throughout the Company. Seven plants were closed or sold.

         (3) The plan resulted in the reduction of approximately 2,800 employees, with severance benefits payments paid over periods of up to 12 months from the termination date depending on the employee's length of service.

The cost of the reorganization was reflected in a restructuring and impairment charge, before income taxes, of $60.9 million recorded in the second fiscal quarter ended April 3, 1999, as adjusted (reduced) by $3.2 million in the fourth quarter of 1999, $0.7 million in the 2000 fiscal year, and $0.5 million in the 2001 fiscal year. The components of the adjusted 1999 restructuring and impairment charge included the establishment of a $17.6 million reserve for severance benefit payments, write-down of pension assets of $2.7 million for curtailment and settlement losses, write-downs for impairment of $39.2 million related to fixed assets resulting from the restructuring and a reserve of $1.4 million for lease cancellations and other exit costs expected to be paid through September 2001.

Following is a summary of activity in the related 1999 restructuring reserves (in millions):

                                                                      Lease
                                                                  Cancellations
                                                      Severance     and Other
                                                      Benefits      Exit Costs
                                                      --------    -------------
March 1999 restructuring charge ...................   $  20.1     $     2.2
Payments ..........................................     (10.8)         (0.5)
Adjustments .......................................      (1.1)            -
                                                      -------     ---------
Balance at October 2, 1999 ........................       8.2           1.7
Payments ..........................................      (6.6)         (0.8)
Adjustments .......................................      (1.4)         (0.2)
                                                      -------     ---------
Balance at September 30, 2000 .....................       0.2           0.7
Payments ..........................................      (0.2)         (0.1)
Adjustments .......................................         -          (0.5)
                                                      -------     ---------
Balance at September 29, 2001 .....................   $     -     $     0.1
                                                      =======     =========

Other expenses related to the 1999 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 29, 2001, $35.6 million of such costs have been incurred and charged to operations, consisting primarily of inventory losses and plant carrying costs, in the amounts of $1.4 million, $7.1 million and $27.1 million for the 2001, 2000 and 1999 fiscal years, respectively.

2000 Restructuring and Impairment
---------------------------------

During the September quarter of 2000, the Company's Board of Directors approved a plan to address performance shortfalls as well as difficult market dynamics. The major elements of the plan include:

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

         (2) Eliminate unprofitable businesses. The PerformanceWear segment exited its garment-making business (December 2000) and sold its facility in Cuernavaca, Mexico (September 2001), and has pruned unprofitable product lines. Also, the Company has exited its Burlington House Floor Accents business by selling (February 2001) its tufted area rug business and (June 2001) its Bacova printed mat business. Net sales of the Burlington House Floor Accents business were $122.3 million for the 2000 fiscal year and net operating loss was $5.3 million for the same period.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2001.

         (4) Improve financial flexibility. Company-wide initiatives to sell non-performing assets, reduce working capital, and decrease capital expenditures were undertaken to free up cash.

         The closings and overhead reductions outlined above resulted in the elimination of approximately 2,500 jobs in the United States and 1,000 jobs in Mexico with severance benefits calculated for periods of up to 12 months from the termination date, depending on the employee's length. The Debtors currently anticipate seeking approval of the Bankruptcy Court for payment by the Company of severance benefits to employees whose jobs are eliminated. The Debtors cannot reasonably estimate the ultimate liability that the Bankruptcy Court will approve.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $72.7 million, as adjusted by $5.0 million in the 2001 fiscal year. The components of the 2000 restructuring and impairment charge included the establishment of a $17.4 million reserve for severance benefit payments, write-downs for impairment of $45.7 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $9.6 million primarily for lease cancellation costs expected to be paid through December 2001. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

Following is a summary of activity in the related 2000 restructuring reserves (in millions):

                                                                     Lease
                                                                  Cancellations
                                                      Severance     and Other
                                                      Benefits      Exit Costs
                                                      --------    -------------
September 2000 restructuring charge ..............    $   19.7    $    10.0
Payments .........................................        (0.4)           -
                                                      --------    ---------
Balance at September 30, 2000 ....................        19.3         10.0
Payments .........................................       (16.6)        (8.5)
Adjustments ......................................        (2.3)        (0.4)
                                                      --------    ---------
Balance at September 29, 2001 ....................    $    0.4    $     1.0
                                                      ========    =========

Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 29, 2001, $11.8 million and $8.1 million of such costs have been incurred and charged to operations during the 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

In 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method. Under the market value method, impairment is measured by the excess of the Company's net book value over its market capitalization. The Company believes the market value method is preferable because it results in a more objective measurement of recoverability and better reflects the value of goodwill as perceived by investors. Since the excess of the Company's net book value over its market capitalization exceeded the carrying value of the Company's enterprise-level goodwill, the change in method resulted in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill of $463.2 million, or ($8.89) per share, in fiscal year 2000. This change represents a change in method that is inseparable from a change in estimate and, accordingly, the effect of the change has been reflected as an impairment charge in the accompanying 2000 statement of operations. The Company's bank credit agreements were amended to allow for this change in accounting for goodwill. Prior to the change, goodwill was amortized using the straight-line method over not more than 40 years. At adoption of the change, the accumulated amortization of goodwill was $234.4 million.

2001 Restructuring and Impairment
---------------------------------

During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel has grown at five times the rate of consumption, squeezing out U.S.-made products to the point that four out of five garments sold in this country today are imported. The major elements of the plan include:

         (1) Realign operating capacity. During the September 2001 quarter, the Company reduced operations by closing a plant in Mexico and moving its production to an underutilized facility, also in Mexico, and reducing operations at the facilities in Clarksville, Virginia and Stonewall, Mississippi. The Company has offered for sale and will further reduce or realign capacity by closing two older plants in Mexico in the first quarter of fiscal year 2002 (net sales of $22.0 million and net operating loss of $7.1 million in fiscal year
2001), and by reducing operations at the Hurt, Virginia facility.

         (2) Eliminate unprofitable business. The CasualWear segment has offered for sale and will exit its garment-making business in Aguascalientes, Mexico in fiscal year 2002. Net sales and net operating loss for this business in fiscal year 2001 were $61.8 million and $6.3 million, respectively.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This will result in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2002.

         The closings and overhead reductions outlined above will result in the elimination of approximately 600 jobs in the United States and 2,000 jobs in Mexico with severance benefits calculated for periods of up to 12 months from the termination date, depending on the employee's length of service. The Debtors currently anticipate seeking approval of the Bankruptcy Court for payment by the Company of severance benefits to employees whose jobs are eliminated. The Debtors cannot reasonably estimate the ultimate liability that the Bankruptcy Court will approve.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $67.3 million. The Company will also incur approximately $3.6 million of runout charges related to this restructuring, primarily in the first two quarters of fiscal 2002. The components of the 2001 restructuring and impairment charge included the establishment of a $10.0 million reserve for severance benefit payments, write-downs for impairment of $50.4 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $6.9 million for lease cancellation and other exit costs expected to be paid through December 2002. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

Following is a summary of activity in the related 2001 restructuring reserves (in millions):

                                                                  Lease
                                                              Cancellations
                                                  Severance     and Other
                                                  Benefits      Exit Costs
                                                  --------    -------------
         September 2001 restructuring charge ..   $  10.0       $     6.9
         Payments .............................      (1.1)              -
                                                  -------       ---------
         Balance at September 29, 2001 ........   $   8.9       $     6.9
                                                  =======       =========

Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 29, 2001, $5.8 million of such costs have been incurred and charged to operations during the 2001 fiscal year, consisting primarily of losses on accounts receivable and inventories.

Assets that have been sold, or are held for sale at September 29, 2001 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company, through its Real Estate and Purchasing departments, is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chamber of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Debtors currently anticipate seeking Bankruptcy Court approval of certain procedures that would allow them to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

Note D - Investments

The Company's investments in marketable securities at September 29, 2001 and September 30, 2000 consisted of the following (in millions):

                                         Gross        Gross     Estimated
                           Amortized   Unrealized   Unrealized    Fair
                             Cost        Gain         Loss        Value
                           ---------   ----------   ----------  ---------
2001
----

U.S. municipal bonds
 (due after five years
  through ten years)       $  18.1      $  0.5        $    -       $ 18.6
Equity securities              6.3         0.6          (1.2)         5.7
Money market funds             4.1           -             -          4.1
                           -------      ------        ------       ------
                           $  28.5      $  1.1        $ (1.2)      $ 28.4
                           =======      ======        ======       ======

2000
----

U.S. municipal bonds
 (due after five years
  through ten years)       $  17.5      $  0.2        $ (0.4)      $ 17.3
Equity securities              5.4         0.9          (0.2)         6.1
Money market funds             4.7           -             -          4.7
                           -------      ------        ------       ------
                           $  27.6      $  1.1        $ (0.6)      $ 28.1
                           =======      ======        ======       ======

Proceeds from sales of available-for-sale securities were $30.1 million, $31.8 million and $19.8 million during the 2001, 2000 and 1999 fiscal years, respectively, and gross purchases were $30.0 million, $24.6 million and $20.7 million, respectively. Gross gains of $1.0 million ($1.2 million in 2000 and $1.8 million in 1999) and gross losses of $0.1 million ($0.3 million in 2000 and $0.1 million in 1999) were realized on these sales. At September 29, 2001, approximately $18.5 million of marketable securities are required to be maintained in conjunction with insurance programs, compared to $18.6 million at September 30, 2000.

The following is combined summarized unaudited financial information of the Company's investments in affiliates that are accounted for on the equity method (in millions):

                                              2001         2000         1999
                                           ---------     --------     --------
Earnings data:
      Revenue ..........................   $  390.7      $  474.8     $  453.5
      Gross profit .....................       10.0          37.1         27.6
      Net income (loss) ................      (19.4)          1.3          0.9
Balance sheet data:
      Current assets ...................   $  104.7      $  109.2     $  102.2
      Noncurrent assets ................      183.2         206.7        221.0
      Current liabilities ..............       70.8          53.6         38.2
      Noncurrent liabilities ...........       35.9          61.5         37.2

The earnings data above includes the earnings recorded by the Company's textured yarn joint venture combined with the income (loss) of other affiliates. Under the terms of the textured yarn joint venture agreement, the Company is entitled to receive the first $12.0 million of cash flow for each of the first five years of operations which began in the June quarter of 1998. Subsequent to this five-year period, distributions and earnings are to be allocated based on ownership percentages. The Company purchased raw materials in the amount of $35.8 million, $50.1 million and $42.1 million from these affiliates during the 2001, 2000 and 1999 fiscal years, respectively.

Note E - Inventories

Inventories are summarized as follows (in thousands):

                                                         2001        2000
                                                      ---------   ---------
Inventories at average cost:
    Raw materials ................................    $  15,617   $  27,345
    Stock in process .............................       57,130      77,978
    Produced goods ...............................      163,686     198,176
    Dyes, chemicals and supplies .................       15,197      22,618
                                                      ---------   ---------
                                                        251,630     326,117
    Less excess of average cost over LIFO ........       34,662      38,148
                                                      ---------   ---------
        Total ....................................    $ 216,968   $ 287,969
                                                      =========   =========

Inventories valued using the LIFO method comprised approximately 90% and 89% of consolidated inventories at September 29, 2001 and September 30, 2000, respectively. LIFO quantity liquidations in the 2001, 2000 and 1999 fiscal years were $4.5 million, $2.0 million and $0.1 million, respectively, after income taxes.

Note F - Sundry Payables and Accrued Expenses

Sundry payables and accrued expenses consisted of the following at September 29, 2001 and September 30, 2000 (in thousands):

                                                        2001       2000
                                                     ---------  ---------
Sundry accounts payable ..........................   $   3,922  $   2,987
Accrued expenses:
    Payroll and employee benefits ................      45,560     57,071
    Taxes, other than income taxes ...............       7,287      6,690
    Interest .....................................       5,645      8,116
    Other ........................................      17,310     22,688
                                                     ---------  ---------
        Total ....................................   $  79,724  $  97,552
                                                     =========  =========

Note G - Long-term Debt

Long-term debt consisted of the following at September 29, 2001 and September 30, 2000 (in thousands):

                                                               2001       2000
                                                           ---------- ----------
2000 Bank Credit Agreement ............................... $  476,900 $        -
1995 Bank Credit Agreement ...............................          -    345,000
1998 Bank Credit Agreement ...............................          -     83,000
Receivables Facility .....................................     94,638    165,550
Senior Debentures due 2005 ...............................    149,953    149,943
Senior Debentures due 2027 ...............................    149,477    149,387
Other indebtedness with various rates and maturities .....      3,000      3,570
                                                           ---------- ----------
                                                              873,968    896,450
Less:
 Long-term debt classified as current ....................    476,900     30,470
                                                           ---------- ----------
   Total ................................................. $  397,068 $  865,980
                                                           ========== ==========

DIP Financing Facility: As discussed in Note A above, on November 15, 2001, the Bankruptcy Court approved the DIP Financing Facility on an interim basis. The Interim DIP Financing Order authorized the Debtors to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On December 12, 2001, the Bankruptcy Court issued the Final DIP Financing Order. The Interim DIP Financing Order authorized the Debtors to enter into the $125.0 million DIP Financing Facility and to grant superpriority claims and mortgages, security interests, and liens (including priming liens), on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Upon the entry of the Final DIP Financing Order, the remaining $65.0 million, over and above the $125.0 million approved by the Interim DIP Financing Order of the Bankruptcy Court, became available to the Debtors. Under the terms of the Final DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0%, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under the DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility. At December 12, 2001, $75.0 million was outstanding and the Company had approximately $115.0 in unused capacity available under this Facility.

Bank Financing: On December 5, 2000, the Company entered into a secured amended bank credit agreement ("2000 Bank Credit Agreement") which amended and extended an earlier unsecured revolving credit facility (the "1995 Bank Credit Agreement"). The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company pays an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under its 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases on November 15, 2001. As a result of the noncompliance with such financial covenants, the Company has classified all of the 2000 Bank Credit Agreement debt as current. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001.

In November, 1998, the Company established a $105 million credit facility with a group of banks ("1998 Bank Credit Agreement"). Upon the establishment of the 2000 Bank Credit Agreement, all loans under the 1998 Bank Credit Agreement were repaid and this facility was terminated.

Receivables-Backed Financing: In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement ("Receivables Facility") with a bank. Using funds from the DIP Financing Facility, the Company repaid all loans related to the Receivables Facility and this facility was terminated. The receivables which previously secured the Receivables Facility now secure the DIP Financing Facility.

Senior Debentures: In August 1997, the Company issued, through a public offering, $150.0 million principal amount of 7.25% unsecured senior debentures due August 1, 2027 ("2027 Notes"). The securities were issued under an indenture (the "Indenture") dated as of September 1, 1995 pursuant to a shelf registration filed with the Securities and Exchange Commission. The Indenture contains covenants limiting certain liens and sale and leaseback transactions. The 2027 Notes were issued at a discount to yield 7.335%. Interest on the 2027 Notes is payable semiannually on February 1 and August 1. The 2027 Notes provide that they will be redeemable as a whole or in part at the option of the Company at any time on or after August 2, 2007 at a price equal to the greater of 100% of the principal amount redeemed or the sum of the present values of the remaining scheduled payments of principal and interest thereon. The 2027 Notes will also be redeemable at the option of the holders thereof on August 1, 2007 in amounts at 100% of their principal amount. The Company also has outstanding $150.0 million principal amount of 7.25% unsecured senior debentures due September 15, 2005 ("2005 Notes") under the Indenture. The 2005 Notes were issued at a discount to yield 7.26%. Interest on the 2005 Notes is payable semiannually on March 15 and September 15, and the debentures are not redeemable prior to maturity and are not entitled to any sinking fund. The commencement of the Chapter 11 Cases constitutes an event of default under the Indenture governing both the 2027 Notes and the 2005 Notes. The payment of interest accruing thereunder after November 15, 2001 is stayed.

As of September 29, 2001, aggregate maturities of long-term debt for each of the next five years based on the contractual terms of the instruments prior to the filing of the Chapter 11 Cases is as follows: $476.9 million in 2002, $94.6 million in 2003, $0.0 million in 2004, $150.0 million in 2005 and $0.0 million in 2006.

See Note Q for information on financial instruments utilized to manage interest rate exposure.

Note H - Leases

As of September 29, 2001, minimum commitments for rental expenditures under noncancellable operating leases were as follows (in thousands):


     2002 ....................................  $15,302
     2003 ....................................   13,203
     2004 ....................................    4,447
     2005 ....................................    3,085
     2006 ....................................    2,463
     Later years .............................    7,555
                                                -------
         Total minimum lease payments ........  $46,055
                                                =======

Approximately 25% of the operating leases pertain to real estate. The remainder covers a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2001, 2000 and 1999 fiscal years, rental expense for all operating leases was $20.8 million, $22.4 million and $22.0 million, respectively. Sublease income was not material in any of these years.

As described in Note A, as debtors-in-possession, the Debtors have the right to assume or reject executory contracts and leases. The Debtors are in the process of reviewing their executory contracts and leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

Note I - Shareholders' Equity

Shares of the Company's voting and nonvoting common stock, par value $.01 per share, authorized, issued and outstanding at September 29, 2001 and September 30, 2000, respectively, were as follows:


                                         Shares         Shares        Shares
    September 29, 2001                 Authorized       Issued     Outstanding
    ------------------                 -----------    ----------   -----------
    Common Stock ....................  200,000,000    69,548,325    53,165,627
    Nonvoting Common Stock ..........   15,000,000       454,301       454,301
                                       -----------    ----------    ----------
                                       215,000,000    70,002,626    53,619,928
                                       ===========    ==========    ==========

                                          Shares        Shares        Shares
    September 30, 2000                  Authorized      Issued     Outstanding
    ------------------                 -----------    ----------   -----------
    Common Stock ....................  200,000,000    68,410,248    52,080,719
    Nonvoting Common Stock ..........   15,000,000       454,301       454,301
                                       -----------    ----------    ----------
                                       215,000,000    68,864,549    52,535,020
                                       ===========    ==========    ==========

All shares have similar rights and privileges except for voting rights. Holders of Nonvoting Common Stock are entitled, subject to certain limitations, to exchange such shares for Common Stock.

On September 29, 2001 and September 30, 2000, the Company had 30,000,000 shares of preferred stock authorized, par value $.01 per share, none of which were issued and outstanding. On December 3, 1997, the Board of Directors of the Company approved the adoption of a Stockholder Rights Plan. Under the Stockholder Rights Plan, Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on December 15, 1997. Each Right will entitle a stockholder to a Unit consisting of a portion of a newly issued share of Junior Participating Preferred Stock of the Company, at an exercise price of $50.00 per Unit, subject to adjustment from time to time to prevent dilution. The Rights will not initially be exercisable. The Rights will become exercisable only if another person acquires beneficial ownership of 15 percent or more of the Company's voting Common Stock or commences a tender offer that would result in such person beneficially owning 15 percent or more of the Company's voting Common Stock. If any person becomes the beneficial owner of 15 percent or more of the Company's voting Common Stock, or if a holder of 15 percent or more of the Company's voting Common Stock engages in certain other acquisition transactions, then each outstanding Right (other than Rights owned by such 15 percent stockholder) will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Junior Participating Preferred Stock having a market value equal to twice the then-current exercise price. The Rights expire on December 4, 2007, unless earlier redeemed. The Company may generally redeem the Rights at $.01 per right at any time until the tenth day following public announcement that a person has acquired 15 percent or more of the Company's voting Common Stock.

During the 2001 fiscal year, outstanding shares changed due to (i) the issuance of 10,334 shares to settle Performance Unit awards, (ii) the issuance of 759,290 new shares of restricted nonvested stock, (iii) the forfeiture of 150,259 shares of restricted nonvested stock, and (iv) the issuance of 465,543 vested shares related to the acquisition of the Nano-Tex investment. Under its agreement to purchase a controlling interest in Nano-Tex, the Company is obligated to issue approximately 806,000 additional shares of the Company's Common Stock on or before November 4, 2002.

The components of accumulated other comprehensive income (loss), net of related tax, at September 29, 2001 and September 30, 2000 are as follows (in thousands):

                                                          2001       2000
                                                       ---------   ---------
    Foreign currency translation adjustments .......   $   (434)   $(22,727)
    Net gain (loss) on derivative instruments
     qualifying as cash flow hedges ................     (1,373)         --
    Unrealized gains (losses) on securities ........        (53)        275
                                                       --------    --------
                                                       $ (1,860)   $(22,452)
                                                       ========    ========

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (See Note B). As part of the 2001 Restructuring Plan, the Company recorded a provision for restructuring and impairments of $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets (see Note C).

Note J - Other Expense (Income) - Net

Other expense (income) - net consisted of the following (in thousands):

                                             2001        2000       1999
                                          ---------   ---------  ----------
     Gain on sale of assets - net .....   $ (5,165)   $   (990)   $ (4,328)
     Provision for environmental
       contingencies ..................      1,287          --          --
     Translation gain on liquidation of
      Canadian subsidiary .............         --      (5,507)         --
     Interest income ..................    (11,801)     (5,527)     (3,523)
     Other ............................        (27)        (19)        (17)
                                          --------    --------    --------
          Total .......................   $(15,706)   $(12,043)   $ (7,868)
                                          ========    ========    ========

Net gain on sale of assets in fiscal year 2001 resulted from the sale of miscellaneous assets in the normal course of business and certain corporate assets. The Company recorded a charge of $1.3 million for environmental contingencies (see Note O). Interest income for the 2001 fiscal year includes $6.3 million related to refunds of value-added taxes in Mexico. In November 1998, the Company sold the remaining assets of the Burlington Madison Yarn division, including manufacturing facilities located in Ranlo and St. Pauls, North Carolina, for a pre-tax gain of $2.7 million. Net sales of this division were $58.4 million during the 1998 fiscal year, and net operating income before interest and taxes was $1.3 million during the same period. Also during fiscal year 1999, the Company sold two idle plant facilities and recorded pre-tax gains on the sales of $1.6 million.

Note K - Income Taxes

The sources of income (loss) before income taxes were as follows (in thousands):

                                                        2001       2000       1999
                                                     ---------- ---------- ----------
      United States .........................
      Foreign ...............................        $ (87,066) $(544,560) $ (48,168)
                                                       (31,669)    (4,088)       819
           Total                                     ---------  ---------  ---------
                                                     $(118,735) $(548,648) $ (47,349)
                                                     =========  =========  =========

Income tax expense (benefit) consisted of (in thousands):

                                                        2001       2000       1999
                                                     ---------- ---------- ----------
      Current:
           United States ....................        $  (7,657) $   7,708  $   3,923
           Foreign ..........................            5,616      2,296        240
                                                     ---------  ---------  ---------
                Total current                           (2,041)    10,004      4,163
      Deferred:
           United States ....................          (21,328)   (29,798)   (20,149)
           Foreign ..........................           (4,265)    (1,882)       131
                                                     ---------  ---------  ---------
                Total deferred ..............          (25,593)   (31,680)   (20,018)
                                                     ---------  ---------  ---------
                                                     $ (27,634) $ (21,676) $ (15,855)
                                                     =========  =========  =========

Income tax expense (benefit) is different from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as follows (in thousands):

                                                        2001       2000       1999
                                                     ---------- ---------- ----------
      U.S. tax at statutory rate ................... $ (41,557) $(192,027) $ (16,572)
      Goodwill charges with no tax benefits ........        --    167,771      7,318
      State income taxes, net of federal effect ....    (3,154)    (7,116)    (7,349)
      Change in valuation allowance ................     2,342      1,106      4,000
      Taxes on liquidation of Canadian
       subsidiary previously considered
       permanently reinvested ......................        --      5,784         --
      Restructuring losses in Mexico with no tax
       benefits ....................................    10,626      2,774         --
      Foreign Sales Corporation ....................      (120)      (733)    (3,166)
      Other foreign tax items ......................     2,434       (354)    (1,597)
      Other ........................................     1,795      1,119      1,511
                                                     ---------  ---------  ---------
                                                     $ (27,634) $ (21,676) $ (15,855)
                                                     =========  =========  =========

At September 29, 2001, the Company had $81.5 million of deferred tax assets and $166.7 million of deferred tax liabilities that have been netted for presentation purposes. At September 30, 2000, the Company had $58.4 million of deferred tax assets and $170.6 million of deferred tax liabilities that have been netted for presentation purposes. Deferred income taxes include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings in the U.S. federal and state tax jurisdictions. It is management's opinion that it is more likely than not that some portion of the U.S. state deferred tax assets will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. Operating loss and tax credit carryforwards with related tax benefits of $38.7 million (net of $7.4 million valuation allowance) at September 29, 2001, and $6.0 million (net of $5.1 million valuation allowance) at September 30, 2000, expire from 2003 to 2021. Of these carryforwards, approximately $28.5 million expire in 2021.

Net deferred tax liabilities at September 29, 2001 and September 30, 2000 consisted of the following (in thousands):

                                          2001                     2000
                                   --------------------    --------------------
                                    Current  Noncurrent     Current  Noncurrent
                                   --------  ----------    --------  ----------
      Fixed assets ...........     $     --    $ 77,426    $     --   $  83,026
      Inventory valuation ....       46,817          --      52,044          --
      Accruals, allowances
        and other ............      (14,998)     14,585     (25,003)      8,166
      Tax credit and
        operating loss
        carryforwards ........           --     (46,113)     (5,587)     (5,533)
      Valuation allowance ....           --       7,448       1,106       4,000
                                   --------    --------    --------   ---------
           Total .............     $ 31,819    $ 53,346    $ 22,560   $  89,659
                                   ========    ========    ========   =========

Note L - Supplemental Disclosures of Cash Flow Information

     (in thousands)                         2001          2000          1999
                                          --------      --------      --------

        Interest paid - net ........      $ 72,641      $ 55,675      $ 57,835
                                          ========      ========      ========

        Income taxes paid - net ....      $  3,751      $  7,259      $  2,811
                                          ========      ========      ========

Note M - Retirement and Other Postretirement Benefits

The Company's U.S. defined benefit pension plan provides benefits to most of its U.S. employees and certain employees in foreign countries, based on their compensation over their working careers. The funding policy for this plan is to contribute annually an amount based on the recommendation of the plan's actuary. Employees also contribute a percentage of their compensation. Participants become fully vested at the end of five years of service. Benefits consist of a pension payable for life following termination, or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, determined under the provisions of the plan and applicable law.

In addition, the Company has a health care plan for employees electing early retirement between the ages of 55 and 65 and a Medicare supplement plan for retired employees age 65 and older. These plans are available to most of the Company's U.S. employees who elect participation. The Company also has a life insurance plan that was closed to new members in 1973. The Company's policy is to fund the cost of the medical plans and the life insurance plan as expenses are incurred. The cost of postretirement benefits are accrued over the employees' service lives.

                                                                 Postretirement
                                           Pension Benefits         Benefits
                                         -------------------  ----------------------
                                            2001      2000        2001       2000
                                         --------- ---------  ---------- -----------
                                                        (in thousands)
Change in benefit obligations:
  Balance at beginning of year ....... $(288,270)  $(284,167)  $ (15,631)  $ (16,754)
  Service cost .......................    (5,466)     (6,254)       (414)       (311)
  Interest cost ......................   (21,018)    (21,560)     (1,890)     (1,298)
  Contributions by plan participants..    (8,250)     (9,479)     (6,367)     (6,635)
  Benefits paid ......................    41,555      31,052      10,232       9,691
  Actuarial gains (losses) ...........    (1,113)     (3,359)     (4,260)     (1,261)
  Curtailment gains (losses) .........    (1,108)     (4,946)        149         937
  Settlements ........................    31,109      10,443        --          --
                                       ---------   ---------   ---------   ---------
  Balance at end of year .............  (252,561)   (288,270)    (18,181)    (15,631)
                                       ---------   ---------   ---------   ---------

Change in fair value of plan assets:
  Balance at beginning of year .......   326,628     318,900       1,916       2,175
  Actual return on plan assets, net
   of plan expenses ..................   (34,020)     34,744        (542)       (501)
  Contributions by employer ..........    18,000       5,000       4,432       3,298
  Contributions by plan participants..     8,250       9,479       6,367       6,635
  Benefits paid ......................   (41,555)    (31,052)    (10,232)     (9,691)
  Settlements ........................   (31,109)    (10,443)       --          --
                                       ---------   ---------   ---------   ---------
  Balance at end of year .............   246,194     326,628       1,941       1,916
                                       ---------   ---------   ---------   ---------

Funded status ........................    (6,367)     38,358     (16,240)    (13,715)
Unrecognized net (gain) loss .........    52,860      (2,078)     12,132       9,208
                                       ---------   ---------   ---------   ---------
Net amount recognized in the
  consolidated balance sheet ......... $  46,493   $  36,280   $  (4,108)  $  (4,507)
                                       =========   =========   =========   =========

Pension plan and postretirement benefit plan assets consist primarily of index funds holding listed stocks and bonds and short-term investment funds.

The fiscal year 2001 pension plan curtailment loss was recognized as a component of the 2001 restructuring provision. The fiscal year 2000 pension plan curtailment loss was not recognized in earnings but rather reduced the unrecognized net gain in that plan in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The curtailment gains in the postretirement benefit plans resulting from the 2001 and 2000 restructuring plans were not recognized in earnings but rather reduced the unrecognized net losses in those plans in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Components of net benefit expense and assumptions at the fiscal year end measurement dates for the plans were as follows for the 2001, 2000 and 1999 fiscal years:

                                                                   Postretirement
                                     Pension Benefits                 Benefits
                                 ------------------------   ----------------------------
                                   2001     2000    1999      2001      2000     1999
                                 -------- ------- -------   -------- --------  ---------
                                             (dollar amounts in thousands)

  Service cost ................ $  5,466 $  6,254 $  7,832  $    414 $    311  $    379
  Interest cost ...............   21,018   21,560   21,238     1,890    1,298     1,305
  Expected return on plan
   assets, net of plan
   expenses ...................  (23,328) (26,108) (26,399)      526      614       413
  Amortization:
   Unrecognized prior
    service cost ..............       --      125      138        --       --        --
   Unrecognized losses ........      112       --       99     1,203      681       763
                                -------- -------- --------  --------  --------  --------
  Net expense .................    3,268 $  1,831  $ 2,908  $  4,033  $ 2,904  $  2,860
                                ======== ======== ========  ========  ========  ========

  Discount rate ...............      8.0%     8.0%    7.75%      8.0%     8.0%     7.75%
  Long-term rate of return
   on plan assets .............      8.5%     8.5%     8.5%      8.5%     8.5%      8.5%
  Long-term rate of
   compensation increase ......     3.75%    3.75%    3.75%      N/A      N/A       N/A

For the postretirement benefit plans, the assumed annual rate of increase in the Company's net per capita health care expenses was 7% and 6% in the 2001 and 2000 fiscal years, respectively. This rate was assumed to remain at 7% after fiscal year 2001. A one percentage point increase in the assumed health care cost trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $1.1 million at September 29, 2001 and increased the aggregate service and interest cost components of postretirement benefit expense for fiscal year 2001 by $0.2 million. A one percentage point decrease in the assumed health care cost trend rate would have decreased the APBO by $1.0 million at September 29, 2001 and decreased the aggregate service and interest cost components of postretirement benefit expense for fiscal year 2001 by $0.2 million. At September 29, 2001, the plan for early retirees and the life insurance plan are underfunded with an APBO of $16.4 million and $3.6 million, respectively, and plan assets of $0.2 million and $1.4 million, respectively. At September 30, 2000, the plan for early retirees and the life insurance plan are underfunded with an APBO of $13.2 million and $3.7 million, respectively, and plan assets of $0.2 million and $1.7 million, respectively.

Note N - Defined Contribution Plans

Effective January 1, 1999, the Company instituted a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries). The Company discontinued making contributions to its Employee Stock Ownership Plan ("ESOP") after the 1998 plan year, and the ESOP was merged into the 401(k) Savings Plan. The 401(k) Savings Plan provides for Company contributions of cash and/or Common Stock on a sliding scale based on the level of the employee's contribution. During the 2001, 2000 and 1999 fiscal years, cash contributions of $8.3, $9.2 million and $9.3 million, respectively, were made to the 401(k) Savings Plan and charged to operations.

Note O - Contingencies

The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have certain guarantees of the debt of equity investees ($14.3 million) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation based on the Company's assessment of the possible outcome of such litigation, including the possibility of settlement.

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, by the environmental agencies in several states and by private parties as potentially responsible parties ("PRPs") at 22 hazardous waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. With respect to certain of these sites, other persons have also been identified as potentially responsible parties, and in such circumstances the responsibility for cleanup and other remedial activities is typically shared among such parties based on an allocation formula. The Company is currently involved in a remedial investigation and/or environmental cleanups at 21 other sites under federal or state law. The Company may also be liable for environmental contingencies at 25 other sites pursuant to contractual obligations resulting from divested property or with respect to environmental cleanups that may be identified in the future.

The Company has established the following aggregate reserves in its financial statements for such environmental liabilities, estimated to be paid primarily over the next five years. The provision for environmental liabilities is based on the Company's estimate of allocations of liability among potentially responsible parties (and the likelihood of contribution by such parties), information concerning the scope of contamination, estimated remediation costs, estimated transaction costs and other factors.

                                                  (In millions)
                                                  -------------

     Balance at October 3, 1998 .................    $   4.7
     Payments ...................................       (1.2)
                                                     -------
     Balance at October 2, 1999 .................        3.5
     Adjustments ................................        0.2
     Payments ...................................       (0.5)
                                                     -------
     Balance at September 30, 2000 ..............        3.2
     Adjustments ................................        1.3
     Payments ...................................       (0.4)
                                                     -------
     Balance at September 29, 2001 ..............    $   4.1
                                                     =======

As a result of the Chapter 11 Cases, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors may not be subject to the automatic stay. Furthermore, litigants may seek to obtain relief from the Bankruptcy Court to pursue their claims.

It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Company.

Note P - Segment and Other Information

The Company is one of the largest and most diversified manufacturers of softgood products in the world. It is a leading developer, marketer and manufacturer of fabrics and other textile products utilized in a wide variety of apparel and interior furnishings end uses.

The Company has four reportable segments that are based on its internal organizational structure: PerformanceWear, CasualWear, Interior Furnishings and Carpet. Beginning in the first quarter of the 2001 fiscal year, the Company changed its organizational structure so that the Carpet business, formerly part of the Interior Furnishings segment, reports to the chief operating decision maker. This represents a change in the Company's segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The PerformanceWear segment includes woven synthetic fabrics, worsted and worsted wool blend fabrics and apparel. The CasualWear segment consists of denim and woven cotton and cotton blend fabrics and apparel. Products included in the Interior Furnishings segment are fabrics for upholstery, window coverings, bedroom ensembles, and mattress ticking, and, through mid-2001, bath, area and accent rugs. The Carpet segment consists of tufted synthetic carpet and carpet tiles for commercial uses. The "Other" category includes transportation and miscellaneous ancillary operations.

Sales, income (loss) before income taxes and total assets for the Company's reportable segments are presented below (in millions). The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost and are primarily related to transportation operations included in the "Other" category.

                                            2001        2000        1999
                                         ----------  ----------  ----------

Net Sales
         PerformanceWear .............   $    473.4  $    587.3  $    611.7
         CasualWear ..................        257.5       242.5       257.1
         Interior Furnishings ........        371.3       496.5       485.4
         Carpet ......................        304.1       295.8       272.6
         Other .......................         23.5        34.1        36.0
                                         ----------  ----------  ----------
                                            1,429.8     1,656.2     1,662.8
         Less:
          Intersegment sales .........        (25.9)      (36.0)      (11.1)
                                         ----------  ----------  ----------
                                         $  1,403.9  $  1,620.2  $  1,651.7
                                         ==========  ==========  ==========

Income (Loss) before
  Income Taxes
         PerformanceWear .............   $     (2.8) $     13.9  $     18.4
         CasualWear ..................        (12.9)       (8.3)       (2.9)
         Interior Furnishings ........        (17.1)       12.1        29.1
         Carpet ......................         56.1        51.2        48.9
         Other .......................         (1.5)       (2.1)        1.9
                                         ----------  ----------  ----------
           Total reportable
             segments ................         21.8        66.8        95.4
         Corporate expenses ..........        (12.9)      (14.2)      (12.3)
         Goodwill amortization .......           --       (16.7)      (17.8)
         Write-off of goodwill .......           --      (463.2)         --
         Restructuring and
          impairment charges .........        (72.1)      (67.0)      (62.1)
         Interest expense ............        (71.2)      (66.3)      (58.4)
         Other (expense)
           income - net ..............         15.7        12.0         7.9
                                         ----------  ----------  ----------
                                         $   (118.7) $   (548.6) $    (47.3)
                                         ==========  ==========  ==========

Total Assets
         PerformanceWear .............   $    430.8  $    528.2  $    542.6
         CasualWear ..................        244.5       303.8       301.3
         Interior Furnishings ........        228.3       301.0       311.5
         Carpet ......................        125.5       127.2       128.9
         Other .......................         45.2        54.6        66.9
         Corporate (including
          goodwill) ..................        110.7        36.8       525.1
                                         ----------  ----------  ----------
                                         $  1,185.0  $  1,351.6  $  1,876.3
                                         ==========  ==========  ==========

The following items are included in income (loss) before income taxes:

                                     2001         2000         1999
                                  ----------   ----------   ----------
  Equity in Income (Loss) of
   Equity Method Investees
     PerformanceWear ..........   $     1.2    $    11.1    $     9.4
     CasualWear ...............        (0.6)   $    (0.8)   $    (3.0)

  Depreciation and Amortization

     PerformanceWear ..........   $    28.1    $    28.1    $    25.7
     CasualWear ...............        13.3         13.5         12.7
     Interior Furnishings .....        16.0         17.7         18.0
     Carpet ...................         6.0          5.7          5.5
     Other ....................         0.3          0.4          0.5
     Corporate ................         1.3          1.7          2.4
                                  ---------    ---------    ---------
                                  $    65.0    $    67.1    $    64.8
                                  =========    =========    =========

The following items are included in the determination of total assets:

                                     2001         2000         1999
                                  ----------   ----------   ----------
  Investments in Equity
   Method Investees
     Performance Wear .........   $      7.1   $     11.6   $     10.9
     CasualWear ...............          9.4   $      7.0   $     16.4

  Capital Expenditures
     PerformanceWear ..........   $      7.5   $     42.9   $     67.3
     CasualWear ...............          2.8         11.7         57.3
     Interior Furnishings .....          5.6         11.3         11.2
     Carpet ...................          8.8          6.5          5.1
     Corporate ................          0.1          1.4          0.6
                                  ----------   ----------   ----------
                                  $     24.8   $     73.8   $    141.5
                                  ==========   ==========   ==========

The Company primarily markets its products to approximately 7,500 customers in the United States. The Company also markets its products to customers in Canada, Mexico, Central and South America, Europe, Africa, Australia, and Asian countries. For the 2001 fiscal year, no single customer represented more than 10% of the Company's net sales, and the Company's 10 largest customers accounted for approximately 28% of net sales. The following table presents sales and long-lived asset information by geographic area as of and for the fiscal year ended 2001, 2000, and 1999 (in millions). The geographic sales dollars are determined generally based on the ultimate destination of the product.

                                     2001         2000         1999
                                  ----------   ----------   ----------
  Net Sales:
     United States ............   $  1,242.3   $  1,441.1   $  1,415.6
     Foreign ..................        161.6   $    179.1   $    236.1
  Long-lived Assets:
     United States ............   $    459.2   $    516.7   $    548.3
     Foreign ..................   $     78.0   $     95.2   $     92.9

Note Q - Derivative and Financial Instruments

The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

Fair Value Hedging Strategy

The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

Cash Flow Hedging Strategy

The Company has entered into interest rate swap and cap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue and subsequent cash flows denominated in foreign currencies with forward contracts of up to six months. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue and cash flows is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: It is estimated that the carrying value of the Company's financial instruments approximated fair value at September 29, 2001 and September 30, 2000, unless indicated otherwise below. The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Cash Equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Short-term Investments: The fair values are estimated based on quoted market prices for these or similar instruments.

Long-term Investments and Receivables: The fair values are estimated based on one of the following methods: (i) quoted market prices; (ii) current rates for similar issues; (iii) recent transactions for similar issues; or (iv) present value of expected cash flows.

Short-term and Long-term Debt: The fair value is estimated by obtaining quotes from brokers or based on current rates offered for similar debt. At September 29, 2001, long-term debt with a carrying value of $874.0 million had an estimated fair value of $649.5 million. At September 30, 2000, long-term debt with a carrying value of $896.5 million had an estimated fair value of $760.3 million. Subsequent to September 29, 2001, the estimated fair value of the Company's long-term debt declined to approximately $564.1 million as of November 14, 2001 prior to the filing of the Chapter 11 Cases.

Interest Rate Instruments: The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At September 29, 2001, the fair value carrying amounts of these instruments was a $2.6 million liability.

As a result of the filing of the Chapter 11 Cases on November 15, 2001, the Company was in default under its interest rate swap agreements. The parties to these contracts agreed to terminate the swap agreements as of that date, and concurrent with such terminations the amount outstanding under the 2000 Bank Credit Agreement will likely be increased by the fair value of the swaps, approximately $2.5 million.

Foreign Currency Contracts: The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. At September 29, 2001, the fair value carrying amount related to foreign currency contracts in the consolidated balance sheet was not material.

During the 2001 fiscal year, the Company recognized a gain of $0.1 million related to the portion of the designated cash flow hedging instruments excluded from the assessment of hedge effectiveness, included in Other Expense (Income) - Net in the statement of operations. At September 29, 2001, the Company expects to reclassify $1.4 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (loss) during the next twelve months due to actual export sales, the payment of variable interest associated with the floating rate debt, and the termination of swap contracts discussed above. The amount of fair value and cash flow hedge ineffectiveness in fiscal year 2001 was not material.

Note R - Stock-Based Compensation

Under the Company's various Equity Incentive Plans, the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards that are dependent upon achievement of specified performance goals and are payable in common stock and cash. Stock options granted generally have a maximum term of 10 years.

On June 5, 2000, 1,384,943 Burlington employee stock options were exchanged for 409,266 shares of Burlington restricted nonvested stock with a fair value of $3.94 per share. In addition, 759,290 and 50,000 shares of Burlington restricted nonvested stock were granted during the 2001 and 2000 fiscal years, respectively, with weighted-average grant date fair values of $1.52 and $3.81. Total compensation cost charged to income related to Burlington nonvested restricted share and Performance Unit awards was $0.8 million, $0.2 million and $0.0 million for the 2001, 2000 and 1999 fiscal years, respectively. Under the Burlington Equity Incentive Plans at September 29, 2001, 1,225,713 shares of Burlington common stock remain available to settle additional future awards.

A summary of Burlington stock option activity and related information follows:

                                        2001                    2000                    1999
                                --------------------    --------------------    ---------------------
                                           Weighted-               Weighted-               Weighted-
                                            Average                 Average                 Average
                                Options    Exercise     Options    Exercise     Options    Exercise
                                 (000)       Price       (000)       Price       (000)       Price
                                -------    ---------    -------    ---------    -------    ----------
Outstanding at
 beginning of year ..........     4,532    $    8.15      4,508    $   11.21      3,689    $    11.79
Granted .....................        22         1.56      1,821         3.78      1,093          9.15
Exercised ...................         -            -          -            -          -             -
Forfeited/exchanged .........      (559)        7.97     (1,797)       11.40       (274)        10.83
                                -------                 -------                 -------
Outstanding at
 end of year ................     3,994    $    8.13      4,532    $    8.15      4,508    $    11.21
                                =======                 =======                 =======

Exercisable at end
 of year ....................     2,827    $    9.55      2,183    $   11.01      3,313    $    11.58

Per share weighted-average
 fair value of options
 granted during the year ....         $    1.13                $    2.47                $     5.47

The following table summarizes information about Burlington stock options outstanding at September 29, 2001:

                           Options Outstanding            Options Exercisable
                 -------------------------------------   ----------------------
                                            Weighted-               Weighted-
  Range of               Weighted-Average    Average                 Average
  Exercise        Number     Remaining      Exercise       Number   Exercise
   Prices         (000)   Contractual Life    Price        (000)      Price
---------------  -------- ----------------  ---------     --------  --------

$ 1.31 to  5.38    1,525        8.2          $ 3.72           572    $ 3.74
$ 7.19 to 11.00    1,206        5.4          $ 9.39           992    $ 9.45
$11.63 to 21.93    1,263        3.0          $12.27         1,263    $12.27
                  ------                                   ------
                   3,994        5.7          $ 8.13         2,827    $ 9.55
                  ======                                   ======

In November 1999, the Company acquired a controlling interest in a privately-held company called AvantGarb, LLC (now known as Nano-Tex, LLC), a California limited liability company engaged in developing novel chemistry for fabric applications. Prior thereto, Burlington had made a preliminary investment in AvantGarb in order to explore the commercial application of this technology. In connection with its investment, Burlington has responsibility for the marketing and licensing of the technology developed by Nano-Tex and has an exclusive right to use these developments on products Burlington produces. The Board of Directors of Nano-Tex has adopted an equity incentive plan pursuant to which executive officers and members of senior management of the Company were granted Nano-Tex stock options and restricted membership units during fiscal year 2001 and 2000. The restricted awards (33,500 in 2001 and 120,800 in 2000) were purchased by the recipients for $2.25 per unit with such purchase price paid by a promissory note.

A summary of Nano-Tex stock option activity and related information follows:

                                           2001                  2000
                                  ---------------------   ------------------
                                              Weighted-            Weighted-
                                              Average               Average
                                  Options    Exercise     Options  Exercise
                                    (000)      Price       (000)     Price
                                  --------   ----------   -------  ---------
Outstanding at
 beginning of year ..........      1,189   $   2.17           --    $     -
Granted .....................        285       3.48        1,189       2.17
Exercised ...................          -          -            -          -
Forfeited/exchanged .........          -          -            -          -
                                  ------                  ------
Outstanding at
 end of year ................      1,474   $   2.42        1,189    $  2.17
                                  ------                  ------
Exercisable at end

 of year ....................        397   $   2.16            -    $     -

Per share weighted-average
 fair value of options
 granted during the year ....                 $1.10                 $  0.90

The following table summarizes information about Nano-Tex stock options outstanding at September 29, 2001:

                           Options Outstanding            Options Exercisable
                 -------------------------------------   ----------------------
                                            Weighted-               Weighted-
  Range of               Weighted-Average    Average                 Average
  Exercise        Number     Remaining      Exercise       Number   Exercise
   Prices         (000)   Contractual Life    Price        (000)      Price
---------------  -------- ----------------  ---------     --------  --------

$ 0.60                60        8.3          $ 0.60            21    $ 0.60
$ 2.25             1,320        8.7          $ 2.25           376    $ 2.25
$ 6.00                94        9.9          $ 6.00             -    $ 6.00
                  ------                                   ------
                   1,474        8.8          $ 2.42           397    $ 2.16
                  ======                                   ======

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation expense is recognized for employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. The following pro forma information regarding net income (loss) and net income (loss) per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for all employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair values for Burlington options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.05%, 6.11% and 4.82% for fiscal year 2001, 2000 and 1999, respectively; volatility factors of the expected market price of the Burlington common stock of 0.60 for 2001, 0.57 for 2000 and 0.49 for 1999; dividend yields of 0%; and a weighted-average expected life of the options of eight years. The fair values for Nano-Tex options were estimated at the date of grant using the "minimum value" method for nonpublic companies with the following weighted-average assumptions: risk-free interest rates of 4.86% and 6.74% for fiscal year 2001 and 2000, respectively; dividend yields of 0%; and a weighted-average expected life of the options of eight years. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods (in thousands except for per share information):

                                              2001        2000         1999
                                           ---------   ---------    -----------

Net income (loss):
  As reported ....................   $  (91,101)   $  (526,972)   $  (31,494)
  Pro forma ......................   $  (92,185)   $  (529,187)   $  (33,543)

Diluted earnings (loss) per share:
  As reported ....................   $    (1.73)   $    (10.12)   $    (0.57)
  Pro forma ......................   $    (1.75)   $    (10.16)   $    (0.61)

During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock options granted after the 1995 fiscal year only. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on pro forma net income and pro forma net income per share for future years.

Note S - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands):

                                         2001        2000        1999
                                      ---------    --------   ----------
Numerator:
  Net loss ........................   $ (91,101)   $(526,972) $ (31,494)
                                      =========    =========  =========

Denominator:
  Denominator for basic and diluted
   earnings per share .............      52,569       52,080     54,978
                                      =========    =========  =========

For the 2001, 2000 and 1999 fiscal years, weighted-average shares of 263,223, 113,660 and 34,877, respectively, that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computation because they would have been antidilutive.

Note T - Quarterly Results of Operations (unaudited)

The Company's unaudited quarterly results of operations are presented below (in thousands, except for per share data).

Fiscal 2001 Quarters (a)

                                                     December      March        June      September
                                                     --------      -----        ----      ---------
Net sales ......................................   $ 364,314    $ 361,412    $ 351,123    $ 327,056
Cost of sales ..................................     335,532      322,812      308,355      305,995
Income tax (expense) benefit ...................       5,821        2,232         (536)      20,117
Net income (loss) ..............................   $ (11,523)   $  (4,364)   $   1,490    $ (76,704)

Basic and diluted earnings (loss)
 per share .....................................   $   (0.22)   $  (0. 08)   $   (0.03)       (1.46)

Fiscal 2000 Quarters (b)
                                                     December      March         June      September
                                                     --------      -----         ----      ---------
Net sales ......................................   $ 371,048    $ 402,147    $ 419,821    $ 427,231
Cost of sales ..................................     327,337      348,331      362,429      396,770
Income tax (expense) benefit ...................     (4,519)       (1,351)      (3,300)      30,846
Net income (loss) ..............................   $ (5,320)    $     554    $   1,494    $(523,700)
Basic and diluted earnings (loss)
 per share .....................................   $  (0.10)    $    0.01    $    0.03    $  (10.05)


(a) September quarter 2001 includes a $59.4 million charge for restructuring and impairments (net of income taxes).

(b) September quarter 2000 includes an accounting change resulting in a $463.2 million write-off of goodwill, and a $43.6 million charge for restructuring and impairments (net of income taxes).

                                                                     Schedule II
                                                                     -----------

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)

                                                  Additions
                                   ----------------------------------------------
                                                      Charged
                                                     (Credited)
                                    Balance at        to Costs         Charged                           Balance at
                                    Beginning           and            to Other                            Close
      Description                   of Period         Expenses         Accounts         Deductions       of Period
      -----------                  ------------     ------------     ------------      ------------     ------------
Fiscal year ended September 29, 2001
------------------------------------
  Deducted from customer
   accounts receivable:
    Doubtful accounts              $      2,929     $  4,334         $          -      $   3,758 (2)    $      3,499
                                                                                               6 (3)

    Discounts                               940         (163) (1)               -              -                 777
    Returns and
     allowances                          12,997       (4,870) (1)               -             (3)              8,130
                                   ------------     --------         ------------      ---------        ------------
                                   $     16,866     $   (699)        $          -      $   3,761        $     12,406
                                   ============     ========         ============      =========        ============

Fiscal year ended September 30, 2000
------------------------------------
  Deducted from customer
   accounts receivable:
    Doubtful accounts              $      3,771     $  4,380         $          -      $   5,214 (2)    $      2,929
                                                                                              (8)(3)

    Discounts                               883           57  (1)               -              -                 940
    Returns and
     allowances                          13,604         (607) (1)               -              -              12,997
                                   ------------     --------         ------------      ---------        ------------
                                   $     18,258     $  3,830         $          -      $   5,222        $     16,866
                                   ============     ========         ============      =========        ============

Fiscal year ended October 2, 1999
---------------------------------
  Deducted from customer
   accounts receivable:
    Doubtful accounts              $      3,629     $  5,482         $          -      $   5,353 (2)    $      3,771
                                                                                             (13)(3)

    Discounts                               788           95  (1)               -              -                 883
    Returns and
     allowances                          16,447       (2,843) (1)               -              -              13,604
                                   ------------     --------         ------------      ---------        ------------
                                   $     20,864     $  2,734         $          -      $   5,340        $     18,258
                                   ============     ========         ============      =========        ============

(1)  Represents net increase (decrease) in required reserves.
(2)  Uncollectible accounts receivable written-off, net of recoveries.
(3)  Represents changes in reserves due to foreign exchange fluctuation.

                                Index to Exhibits
                                -----------------
                                 (Item 14(a)(3))


  Exhibit
    No.           Description
  -------         -----------

    3.1 Restated Certificate of Incorporation of Burlington Industries, Inc. ("the Company") (incorporated by reference from the Company's Registration Statement on Form 8-B, filed on June 3, 1994).

    3.2 Bylaws of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997).

    4.1 Credit Agreement dated as of September 30, 1988, as amended and restated as of December 5, 2000, among the Company, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank USA, N.A., as Fronting Bank, together with forms of Indemnity, Subrogation and Contribution Agreement, Guarantee Agreement, Pledge Agreement and Security Agreement, each Exhibits to the Credit Agreement (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                  2000).

    4.2 Form of Rights Agreement dated as of December 3, 1997, (amended and restated as of February 4, 1999), between the Company and First Union (as successor to Wachovia), as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on April 5, 1999).

    4.3 Indenture dated as of September 1, 1995 between the Company and The Bank of New York (as Successor Trustee to Wachovia Bank of North Carolina, N.A.) and the forms of notes thereto as Exhibits to the Indenture (incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-95350, filed on August 2, 1995).

    4.4 Revolving Credit and Guaranty Agreement dated as of November 15, 2001 among Burlington Industries, Inc., a Debtor and a Debtor-in Possession under Chapter 11 of the Bankruptcy Code, as Borrower, and The Subsidiaries of the Borrower Named Herein, each a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as Guarantors, and The Banks Party Hereto, and JP Morgan Chase Bank, as Administrative Agent, Documentation Agent and Collateral Agent, J.P. Morgan Securities, Inc., as Book Manager and Lead Arranger, together with Exhibit B, Form of Security and Pledge Agreement (incorporated by reference from Exhibit 99.2 to the Company's Form 8-K filed on November 29, 2001).

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

    10.4 Description of Supplemental Executive Retirement Plan, and form of participant agreement (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

    10.5 Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 1,
                  1994). (Management contract or compensatory plan, contract or arrangement.)

    10.6 Burlington Equity Amended and Restated Equity Incentive Plan (the "1990 Plan") (incorporated by reference from the Quarterly Report on Form 10-Q for the Company for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

    10.7(a) Burlington Equity Amended and Restated 1992 Equity Incentive Plan (the "1992 Plan") (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensation plan, contract or arrangement.)

    10.7(b) Forms of agreements under 1992 Plan (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 3, 1992). (Management contract or compensatory plan, contract or arrangement.)

    10.7(c) Forms of amendments to agreements under 1992 Plan, effective as of July 28, 1993 (incorporated by reference from the Annual Report on Form 10-K for Burlington Equity for the fiscal year ended October 2, 1993). (Management contract or compensatory plan, contract or arrangement.)

    10.8(a) Amended and Restated 1995 Equity Incentive Plan ("1995 Plan") (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

    10.8(b) Form of agreement under 1995 Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

    10.8(c) Form of agreement under 1995 Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999). (Management contract or compensatory plan, contract or arrangement.)

    10.9(a) Amended and Restated 1998 Equity Incentive Plan ("1998 Plan") (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement).

    10.9(b) Forms of agreements under 1998 Equity Incentive Plan. (Management contract or compensatory plan, contract or arrangement). (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000). (Management contract or compensatory plan, contract or arrangement).

    10.10 Form of restricted stock agreements under the 1990, 1992, 1995 and 1998 Plans (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000. (Management contract or compensatory plan, contract or arrangement).

    10.11 Agreement dated as of February 3, 2000 between the Company and George W. Henderson, III (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

    10.12         Agreement dated May 19, 2000 between the Company and Douglas
                  J. McGregor, (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000). (Management contract or compensatory plan, contract or arrangement).

    10.13 Agreement dated as of February 3, 2000, between the Company and John D. Englar (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement).

    10.14 Agreement dated as of February 3, 2000, between the Company and Charles E. Peters, Jr. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement).

    10.15 Agreement dated as of November 1, 2001, between the Company and James R. McCallum. (Management contract or compensatory plan, contract or arrangement).

    10.16 Agreement dated as of November 14, 2001, between the Company and Douglas J. McGregor. (Management contract or compensatory contract or arrangement).

    10.17 AvantGarb, LLC 2000 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

    10.18 Director Stock Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999). (Management contract or compensatory plan, contract or arrangement).

    10.19(a) Amended and Restated Receivables Purchase Agreement dated as of December 10, 1997 among B.I. Funding, Inc. ("BIF"), the Company, B.I. Transportation, Inc. ("BIT"), Burlington Apparel Services Company ("BASC"), Burlington International Services Company ("BISC"), Burlington Fabrics Inc. ("Fabrics") and The Bacova Guild, Ltd. ("Bacova") (incorporated by reference from the Company's Annual Report on Form 10- K for the fiscal year ended September 27, 1997).

    10.19(b) Amended and Restated Facility Agreement dated as of December 10, 1997, among BIF, the Company, as Servicer, and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

    10.19(c) Loan Agreement dated as of December 10, 1997, among BIF, certain financial institutions as Liquidity Lenders, Blue Ridge Asset Funding Corporation, as Conduit Lender, and Wachovia, as Agent for the Lenders (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

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

    12            Statement regarding computation of ratios

    21            List of subsidiaries of the Company.

    23            Consent of Ernst & Young LLP.