Form 10-Q
period 2001-12-29
BURLINGTON INDUSTRIES INC /DE/
filed 2002-02-12
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended     December 29, 2001
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of February 4, 2002 there were outstanding 53,439,477 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                     Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                                    Three         Three
                                                    months        months
                                                    ended         ended
                                                 December 29,  December 30,
                                                     2001          2000
                                                 ------------  ------------
Net sales                                     $      246,184 $     364,314
Cost of sales                                        239,599       335,532
                                                 ------------  ------------
Gross profit                                           6,585        28,782
Selling, general and administrative
  expenses                                            27,020        31,558
Provision for doubtful accounts                          962         1,707
Provision for restructuring/impairments               59,176             0
                                                 ------------  ------------
Operating loss before
  interest and taxes                                 (80,573)       (4,483)
Interest expense (contractual interest
  of $16,209 for three months ended
  December 29, 2001)                                  13,495        17,871
Equity in (income) loss of joint ventures               (271)       (2,500)
Other expense (income) - net                            (752)       (2,510)
                                                 ------------  ------------
Loss before reorganization items
  and income taxes                                   (93,045)      (17,344)
Reorganization items                                   7,952             0
                                                 ------------  ------------
Loss before income taxes                            (100,997)      (17,344)
Income tax expense (benefit):
  Current                                                611        (5,313)
  Deferred                                           (26,378)         (508)
                                                 ------------  ------------
    Total income tax expense (benefit)               (25,767)       (5,821)
                                                 ------------  ------------
Net loss                                      $      (75,230)$     (11,523)
                                                 ============  ============


Basic and diluted loss per common share       $        (1.42)$       (0.22)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                  December 29,  September 29,
                                                     2001           2001
                                                  ------------  -------------
ASSETS
Current assets:
Cash and cash equivalents                       $      61,082 $       87,473
Short-term investments                                 13,049         13,394
Customer accounts receivable after deductions
  of $11,611 and $12,406 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                   145,004        195,571
Sundry notes and accounts receivable                   23,346         21,985
Inventories                                           193,937        216,968
Prepaid expenses                                        2,505          3,329
                                                  ------------  -------------
    Total current assets                              438,923        538,720
Fixed assets, at cost:
Land and land improvements                             23,354         23,334
Buildings                                             322,317        352,491
Machinery, fixtures and equipment                     555,538        585,425
                                                  ------------  -------------
                                                      901,209        961,250
Less accumulated depreciation and amortization        471,981        456,890
                                                  ------------  -------------
    Fixed assets - net                                429,228        504,360
Other assets:
Assets held for sale                                   32,763         32,818
Investments and receivables                            48,044         48,405
Intangibles and deferred charges                       63,102         60,692
                                                  ------------  -------------
    Total other assets                                143,909        141,915
                                                  ------------  -------------
                                                $   1,012,060 $    1,184,995
                                                  ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt - current                        $     472,398 $      476,900
Accounts payable - trade                               20,680         62,171
Sundry payables and accrued expenses                   56,182         79,724
Income taxes payable                                    4,410          4,566
Deferred income taxes                                  34,809         31,819
                                                  ------------  -------------
      Total current liabilities                       588,479        655,180
Long-term liabilities:
Long-term debt                                         30,000        397,068
Other                                                  42,272         53,957
                                                  ------------  -------------
     Total long-term liabilities                       72,272        451,025
Deferred income taxes                                  24,773         53,346
                                                  ------------  -------------
     Total liabilities not subject to compromise      685,524      1,159,551
Liabilities subject to compromise                     374,582              0
                                                  ------------  -------------
     Total liabilities                              1,060,106      1,159,551
Shareholders' equity (deficit):
Common stock issued                                       704            700
Capital in excess of par value                        886,602        885,935
Accumulated deficit                                  (778,646)      (703,416)
Accumulated other comprehensive income (loss)            (780)        (1,860)
Cost of common stock held in treasury                (155,926)      (155,915)
                                                  ------------  -------------
     Total shareholders' equity (deficit)             (48,046)        25,444
                                                  ------------  -------------
                                                $   1,012,060 $    1,184,995
                                                  ============  =============
See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                       Three          Three
                                                       months         months
                                                       ended          ended
                                                    December 29,   December 30,
                                                       2001           2000
                                                    ------------   ------------
Cash flows from operating activities:
Net loss                                          $     (75,230)$      (11,523)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets         14,609         16,881
   Provision for doubtful accounts                          962          1,707
   Amortization of intangibles and
    deferred debt expense                                 1,672            552
   Equity in (income) loss of joint ventures               (271)           200
   Deferred income taxes                                (26,378)          (508)
   Provision for restructuring and impairments           59,176              0
   Non-cash reorganization items                          3,577              0
   Changes in assets and liabilities:
      Customer accounts receivable - net                 49,605         54,873
      Sundry notes and accounts receivable               (1,361)        (3,548)
      Inventories                                        23,031         24,669
      Prepaid expenses                                      824           (301)
      Accounts payable and accrued expenses              (1,882)       (40,686)
   Change in income taxes payable                          (156)           390
   Other                                                   (711)        (3,558)
                                                    ------------   ------------
        Total adjustments                               122,697         50,671
                                                    ------------   ------------
Net cash provided by operating activities                47,467         39,148
                                                    ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                     (952)        (7,134)
  Proceeds from sales of assets                             291            450
  Change in investments                                     692         (4,375)
                                                    ------------   ------------
Net cash provided (used) by investing activities             31        (11,059)
                                                    ------------   ------------

Cash flows from financing activities:
  Changes in short-term borrowings                            0         (3,400)
  Repayments of long-term debt                          (99,389)      (110,253)
  Proceeds from issuance of long-term debt               30,000         92,700
  Payment of financing fees                              (4,500)       (11,698)
                                                    ------------   ------------
Net cash used by financing activities                   (73,889)       (32,651)
                                                    ------------   ------------

Net change in cash and cash equivalents                 (26,391)        (4,562)
Cash and cash equivalents at beginning of period         87,473         26,172
                                                    ------------   ------------
Cash and cash equivalents at end of period        $      61,082 $       21,610
                                                    ============   ============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                   Notes to Consolidated Financial Statements
             As of and for the three months ended December 29, 2001

Note A.

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

         In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, and (v) authorize limited payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses. Subsequent orders set guidelines for sales of assets, authorized severance payments to terminated employees and authorized retention incentive payments to certain managers.

         On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003,
(ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility.

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

         The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expires on March 15, 2002; however, the Debtors have filed a motion requesting that the Bankruptcy Court extend such exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions "2001 Restructuring and Impairment" and "2002 Restructuring and Impairment" describe the actions the Company is taking to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions may require the Company to discuss with its lenders under the DIP Financing Facility the need to waive or amend certain of the covenants under such Facility.

Basis of Presentation

         The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

         While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of December 29, 2001 are identified below (in thousands):

         7.25% Notes Due 2005....................     $ 150,000
         7.25% Notes Due 2027....................       150,000
         Industrial revenue bonds................         3,000
                                                      ---------
             Total long-term debt................       303,000

         Interest accrued on above debt..........         5,304
         Accounts payable........................        50,672
         Sundry payables and accrued expenses....        15,606
                                                     ----------
                                                      $ 374,582
                                                     ==========

         Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the first quarter of the 2001 fiscal year, the Company recognized a charge of $8.0 million associated with the Chapter 11 Cases. Approximately $3.6 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swaps in default as a result of the Chapter 11 Cases. In addition, the Company incurred $3.2 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $1.2 million has been accrued for service rendered to date related to retention bonuses.

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

Note E.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                           Three Months Ended
                                       --------------------------
                                       December 29,  December 30,
                                           2001          2000
                                       ------------  ------------
Numerator:
  Net loss........................       $(75,230)     $(11,523)
                                         ========      ========

Denominator:
  Denominator for basic and diluted
   earnings per share.............         52,975        52,398
                                         ========      ========

         For the 2002 and 2001 periods, weighted-average shares of 1,052,913 and 1,955,088, respectively, that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computation because they would have been antidilutive. During the first three months of the 2002 fiscal year, outstanding shares changed due to the forfeiture of 122,901 shares of restricted nonvested stock, and the issuance of 414,419 vested shares related to the acquisition of the Nano-Tex investment.

Note F.

 Inventories are summarized as follows (in thousands):

                                                      December 29, September 29,
                                                          2001         2001
                                                      ------------ -------------
    Inventories at average cost:
        Raw materials................................    $  12,717  $  15,617
        Stock in process.............................       50,531     57,130
        Produced goods...............................      150,254    163,686
        Dyes, chemicals and supplies.................       15,097     15,197
                                                         ---------  ---------
                                                           228,599    251,630
        Less excess of average cost over LIFO........       34,662     34,662
                                                         ---------  ---------
            Total....................................    $ 193,937  $ 216,968
                                                         =========  =========

Note G.

         Comprehensive income (loss) totaled $(74,150,000) and $(11,785,000) for the three months ended December 29, 2001 and December 30, 2000, respectively. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and unrealized gains/losses on interest rate derivatives and marketable securities (net of income taxes).

Note H.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company will adopt SFAS No. 142 effective September 29, 2002, and does not expect that such adoption will have a material impact on the earnings and financial condition of the Company. In October 2001, the FASB issued Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on the first day of its 2003 fiscal year, September 29, 2002. The Company has not yet determined what effect the adoption of SFAS No. 144 will have on its financial statements.

Note I.

         The Company conducts its operations in three principal operating segments: Apparel Fabrics, Interior Furnishings and Carpet. Beginning in the first quarter of the 2002 fiscal year, the Company changed its organizational structure so that the PerformanceWear and CasualWear segments were merged into one apparel fabrics segment. This represents a change in the Company's segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results (in millions):

                                            Three Months Ended
                                       ----------------------------
                                        December 29,  December 30,
                                           2001          2000
                                       ------------- -------------
                                       (Dollar amounts in millions)
Net sales
         Apparel Fabrics........         $  121.5     $  189.3
         Interior Furnishings...             66.9        108.1
         Carpet.................             57.4         67.3
         Other..................              4.2          7.2
                                         --------     --------
                                            250.0        371.9
         Less:
          Intersegment sales....             (3.8)        (7.6)
                                         --------     --------
                                         $  246.2     $  364.3
                                         ========     ========

Income (loss) before income taxes
         Apparel Fabrics........         $  (18.0)    $   (7.6)
         Interior Furnishings...             (6.6)        (2.8)
         Carpet.................              6.2         12.2
         Other..................             (0.9)        (0.7)
                                         --------     --------
           Total reportable
         segments............               (19.3)         1.1
         Corporate expenses.....             (1.8)        (3.0)
         Restructuring and
           Impairment charges...            (59.2)           -
         Interest expense.......            (13.5)       (17.9)
         Other (expense)
           income - net.........              0.8          2.5
         Reorganization items...             (8.0)           -
                                         ---------    --------
                                         $ (101.0)    $  (17.3)
                                         ========     ========

         Intersegment net sales for the three months ended December 29, 2001 and December 30, 2000 were primarily attributable to Apparel Fabrics segment sales of $3.1 million and $5.8 million, respectively, and $0.7 million and $1.8 million included in the "Other" category, respectively.

Note J.

2000 Restructuring and Impairment

         During the September quarter of 2000, the Company's Board of Directors approved a plan to address performance shortfalls as well as difficult market dynamics. The major elements of the plan include:

         (1) Realign operating capacity. The Company reduced capacity to better align its operations with market demand and to assure the most efficient use of assets. This included: closing a plant in Johnson City, Tennessee and moving a portion of its production to other underutilized facilities in the first half of fiscal year 2001; reducing operations at the Clarksville, Virginia facilities of the former PerformanceWear segment in the December 2000 quarter; reducing the size of the Company's trucking fleet and closing the Gaston trucking terminal located in Belmont, North Carolina in the December 2000 quarter; and closing a drapery sewing plant of the interior furnishings segment in Mt Olive, North Carolina in June 2001.

         (2) Eliminate unprofitable businesses. The former PerformanceWear segment exited its garment-making business (December 2000) and sold its facility in Cuernavaca, Mexico (September 2001), and has pruned unprofitable product lines. Also, the Company has exited its Burlington House Floor Accents business by selling (February 2001) its tufted area rug business and (June 2001) its Bacova printed mat business. Net sales of the Burlington House Floor Accents business were $122.3 million for the 2000 fiscal year and net operating loss was $5.3 million for the same period.

         (3) Reduce overhead. The Company analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas primarily during the December and March quarters of fiscal year 2001.

         (4) Improve financial flexibility. Company-wide initiatives to sell non-performing assets, reduce working capital, and decrease capital expenditures were undertaken to free up cash.

         The closings and overhead reductions outlined above resulted in the elimination of approximately 2,500 jobs in the United States and 1,000 jobs in Mexico with severance benefits paid over periods of up to 12 months from the termination date, depending on the employee's length of service.

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

      Following is a summary of activity in the related 2000 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                 Benefits     Exit Costs
                                                ---------   -------------
         September 2000 restructuring charge...   $ 19.7       $  10.0
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at September 30, 2000.........     19.3          10.0
         Payments..............................    (16.6)         (8.5)
         Adjustments...........................     (2.3)         (0.4)
                                                  ------       --------
         Balance at September 29, 2001.........      0.4           1.0
         Payments..............................     (0.4)         (0.7)
                                                  ------       -------
         Balance at December 29, 2001..........   $    -       $   0.3
                                                  ======       =======

         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through December 29, 2001, $0.2 million, $11.8 million and $8.1 million of such costs have been incurred and charged to operations during the 2002, 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

2001 Restructuring and Impairment

         During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel has grown at five times the rate of consumption, squeezing out U.S.-made products to the point that four out of five garments sold in this country today are imported. The major elements of the plan include:

         (1) Realign operating capacity. During the September 2001 quarter, the Company reduced operations by closing a plant in Mexico and moving its production to an underutilized facility, also in Mexico, and reducing operations at the facilities in Clarksville, Virginia and Stonewall, Mississippi. The Company has offered for sale and has further reduced or realigned capacity by closing two older plants in Mexico in the first quarter of fiscal year 2002 (net sales of $22.0 million and net operating loss of $7.1 million in fiscal year
2001), and by reducing operations at the Hurt, Virginia facility.

         (2) Eliminate unprofitable business. The former CasualWear segment has offered for sale and will exit its garment-making business in Aguascalientes, Mexico in fiscal year 2002. Net sales and net operating loss for this business in fiscal year 2001 were $61.8 million and $6.3 million, respectively.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This will result in job reductions in division and corporate staff areas during the 2002 fiscal year.

         The closings and overhead reductions outlined above will result in the elimination of approximately 600 jobs in the United States and 2,000 jobs in Mexico with severance benefits originally calculated for periods of up to 12 months from the termination date, depending on the employee's length of service. The Debtors obtained approval of the Bankruptcy Court for payment of severance benefits equal to one-half of the amounts payable under the Company's former severance policy. The Company recorded the adjustment of the severance liability in the December 2001 quarter.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $64.1 million, as adjusted by $3.2 million in the December 2001 quarter. The Company will also incur approximately $3.6 million of runout charges related to this restructuring, primarily in the first two quarters of fiscal 2002. The components of the 2001 restructuring and impairment charge included the establishment of a $6.8 million reserve for severance benefit payments, write-downs for impairment of $50.4 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $6.9 million for lease cancellation and other exit costs expected to be paid through December 2002. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2001 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                 Benefits     Exit Costs
                                                ---------   -------------
         September 2001 restructuring charge...   $ 10.0       $   6.9
         Payments..............................     (1.1)            -
                                                  ------       -------
         Balance at September 29, 2001.........      8.9           6.9
         Payments..............................     (3.9)         (0.3)
         Adjustments...........................     (3.2)            -
                                                  ------       --------
         Balance at December 29, 2001..........   $  1.8       $   6.6
                                                  ======       ========

         Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through December 29, 2001, $1.0 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

2002 Restructuring and Impairment

         On January 10, 2002, management announced a comprehensive reorganization of its apparel fabrics group. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions have made it necessary to further reduce U.S. capacity. This reorganization is part of the Company's initiatives to transition and modify its business model in order to better serve its customers' expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

         The major elements of the reorganization are:

         (1) Unified sales and marketing - All apparel products will be marketed and sold under one organization, "Burlington WorldWide", instead of its previous divisional structure.

         (2) Accelerate product sourcing - The Company intends to complement the product offerings of its manufacturing base with sourced products from mills located in other countries. It is anticipated that many of these products will be made using technology licensed by Nano-Tex, LLC. Burlington Worldwide is attempting to put in place a coordinated network of domestic and international resources to enable the Company to offer a broader range of fabrics to its customers and deliver them to points of assembly worldwide.

         (3) Rationalize its manufacturing base - The Company will reduce its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization will result in the sale or closing of four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions will occur at the Raeford, North Carolina plant, and company-wide overhead reductions will take place.

         The closings and overhead reductions outlined above will result in the elimination of approximately 1,200 jobs in the United States with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         The Company recognized an impairment charge of $60.7 million in the December 2001 quarter primarily related to long-lived assets at the Stonewall Mississippi plant location, and $1.7 million for other charges. The Company cannot reasonably identify separate future cash flows at the other locations, and, under U.S. generally accepted accounting principles, the related restructuring charges will be recognized in the period in which the assets are offered for sale or the plants are closed. The Company estimates that it will record additional provisions for restructuring and impairment in the range of $100-$110 million during the remainder of the 2002 fiscal year.

         Other  estimated  expenses  of  $30-40  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) will be charged to operations as incurred.

         Assets that have been sold, or are held for sale at December 29, 2001 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

Note K.

         The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance. The change in the valuation allowance relates to deferred tax assets on net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings in the U.S. federal and state tax jurisdictions. It is management's opinion that it is more likely than not that some portion of the U.S. deferred tax assets will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. Operating loss and tax credit carryforwards with related tax benefits of $42.7 million (net of $21.2 million valuation allowance) at December 29, 2001 and $38.7 million (net of $7.4 million valuation allowance) at September 29, 2001, expire from 2003 to 2021.

Note L.

         Following is unaudited condensed combined financial information of the Debtors as of and for the three months ended December 29, 2001 (in thousands). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information of the Debtor subsidiaries are not presented because, in the opinion of management, such financial information would not provide relevant material additional information to users of the financial statements.

   Earnings data:
         Revenue.............................  $  240.0
         Gross profit........................      18.9
         Net loss............................     (77.6)
   Balance sheet data:
         Current assets......................  $  426.7
         Noncurrent assets...................     627.6
         Current liabilities.................     600.7
         Noncurrent liabilities..............     449.6

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

Proceedings Under Chapter 11 of the Bankruptcy Code

         On November 15, 2001, the Company and certain of its domestic subsidiaries (referred to herein as the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see Note A of the Notes to the Consolidated Financial Statements. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management is in the process of stabilizing the businesses of the Debtors and evaluating their operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

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

Basis of Presentation

         The Company's consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

         While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the Company's consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Results Of Operations

2002 Restructuring and Impairment

         On January 10, 2002, management announced a comprehensive reorganization of its apparel fabrics group. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions have made it necessary to further reduce U.S. capacity. This reorganization is part of the Company's initiatives to transition and modify its business model in order to better serve its customers' expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

         The major elements of the reorganization are:

         (1) Unified sales and marketing - All apparel products will be marketed and sold under one organization, "Burlington WorldWide", instead of its previous divisional structure.

         (2) Accelerate product sourcing - The Company intends to complement the product offerings of its manufacturing base with sourced products from mills located in other countries. Burlington Worldwide is attempting to put in place a coordinated network of domestic and international resources to enable the Company to offer a broader range of fabrics to its customers and deliver them to points of assembly worldwide.

         (3) Rationalize its manufacturing base - The Company will reduce its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization will result in the sale or closing of four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions will occur at the Raeford, North Carolina plant, and company-wide overhead reductions will take place.

         The closings and overhead reductions outlined above will result in the elimination of approximately 1,200 jobs in the United States with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         The Company recognized an impairment charge of $60.7 million in the December 2001 quarter primarily related to long-lived assets at the Stonewall Mississippi plant location, and $1.7 million for other charges. The Company cannot reasonably identify separate future cash flows at the other locations, and, under U.S. generally accepted accounting principles, the related restructuring charges will be recognized in the period in which the assets are offered for sale or the plants are closed. The Company estimates that it will record additional provisions for restructuring and impairment in the range of $100-$110 million during the remainder of the 2002 fiscal year.

         Other  estimated  expenses  of  $30-40  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) will be charged to operations as incurred.

         Assets that have been sold, or are held for sale at December 29, 2001 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

Comparison of Three Months ended December 29, 2001 and December 30, 2000.

         NET SALES: Net sales for the first quarter of the 2002 fiscal year were $246.2 million, 32.4% lower than the $364.3 million recorded for the first quarter of the 2001 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $32.3 million and $41.0 million in the 2001 and 2000 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the first quarter of the 2002 fiscal year were $121.5 million, 35.8% lower than the $189.3 million recorded in the first quarter of the 2001 fiscal year. This decrease was due primarily to 36.0% lower volume, partially due to planned reductions resulting from restructuring plans, offset by 0.2% higher selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first quarter of the 2002 fiscal year were $66.9 million, 38.1% lower than the $108.1 million recorded in the first quarter of the 2001 fiscal year. Excluding $28.0 million sales reduction due to the sale of the tufted area rug and printed mats businesses, net sales of the interior furnishings segment were 16.5% lower than in the prior year. This decrease was primarily due to 13.4% lower volume, partially due to planned reductions resulting from restructuring plans, and 3.1% lower selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the first quarter of the 2002 fiscal year were $57.4 million, 14.7% lower than the $67.3 million recorded in the first quarter of the 2001 fiscal year. This decrease was primarily due to 13.5% lower volume and 1.2% lower selling prices and product mix.

         Other: Net sales of other segments for the first quarter of the 2002 fiscal year were $4.2 million compared to $7.2 million recorded in the first quarter of the 2001 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

         SEGMENT INCOME (LOSS): Total reportable segment income (loss) for the first quarter of the 2002 fiscal year was $(19.3) million compared to $1.1 million for the first quarter of the 2001 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the first quarter of the 2002 fiscal year was $(18.0) million compared to $(7.6) million recorded for the first quarter of the 2001 fiscal year. This decrease was due primarily to $7.0 million lower margins due to volume and price/mix, $3.1 million in capacity variances due to lower volume, restructuring and plant curtailments and $2.2 million lower equity earnings from joint ventures, partially offset by $0.3 million lower raw material costs and $1.7 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs. The Company settled a dispute with a joint venture partner in the first quarter of the 2002 fiscal year that was principally offset by an impairment charge in the value of its investment.

         Interior Furnishings: Loss of the interior furnishings products segment for the first quarter of the 2002 fiscal year was $(6.6) million compared to $(2.8) million recorded for the first quarter of the 2001 fiscal year. This increased loss was due primarily to $8.0 million lower margins due to volume and price/mix, partially offset by $1.0 million lower raw material costs, $0.5 million due to start-up costs and relocation expenses in Mexico in the prior year, $0.4 million of lower selling, general and administrative expenses resulting from cost reduction programs and the absence of losses of $2.3 million associated with the tufted area rug business sold in February 2001.

         Carpet: Income of the Carpet segment for the first quarter of the 2002 fiscal year was $6.2 million compared to $12.2 million recorded for the first quarter of the 2001 fiscal year. This decrease was due primarily to $4.7 million lower margins due to volume and price/mix, higher raw material costs of $0.6 million, and $0.7 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage.

         Other: Losses of other segments for the first quarter of the 2002 fiscal year were $(0.9) million compared to $(0.7) million recorded for the first quarter of the 2001 fiscal year. This resulted primarily from lower revenues in the transportation business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $1.8 million for the first quarter of 2002 compared to $3.0 million for the first quarter of the 2001 fiscal year. This reduction is due to the cost reductions in the current year resulting from the 2001 restructuring plan.

         OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES: Before the provision for restructuring and impairment in the fiscal 2002 period, operating loss before interest and taxes for the first quarter of the 2002 fiscal year would have been $(21.4) million compared to $(4.5) million for the first quarter of the 2001 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the first quarter of the 2002 fiscal year was $13.5 million, or 5.5% of net sales, compared with $17.9 million, or 4.9% of net sales, in the first quarter of the 2001 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $16.2 million), lower borrowing levels and interest rates, partially offset by higher amortization of fees associated with new bank credit facilities.

         OTHER EXPENSE (INCOME): Other income for the first quarter of the 2002 and 2001 fiscal years was $0.8 million and $2.5 million, respectively, consisting principally of interest income.

         REORGANIZATION ITEMS: During the first quarter of the 2002 fiscal year, the Company recognized a net charge of $8.0 million associated with the Chapter 11 Cases. Approximately $3.6 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swap agreements in default as a result of the Chapter 11 Cases. In addition, the Company incurred $3.2 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $1.2 million has been accrued for service rendered to date related to retention bonuses that were approved by the Bankruptcy Court on January 17, 2002.

         INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(25.8) million was recorded for the first quarter of the 2002 fiscal year in comparison with $(5.8) million for the first quarter of the 2001 fiscal year. The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both the 2002 and 2001 periods relate to deferred tax assets on net operating loss carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET LOSS AND LOSS PER SHARE: Net loss for the first quarter of the 2002 fiscal year of $(75.2) million, or $(1.42) per share, included a net charge of $(0.86) per share related to restructuring and run-out costs and $(0.09) per share related to reorganization items. Net loss of $(11.5) million, or $(0.22) per share, for the first quarter of the 2001 fiscal year included a net charge of $(0.02) per share related to run-out costs resulting from the 2000 restructuring.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2002. See Note A of the Notes to Consolidated Financial Statements.

         During the first three months of the 2002 fiscal year, the Company generated $47.5 million of cash from operating activities and $1.0 million from sales of assets and other investing activities. Cash was primarily used for net payments of debt and financing fees of $73.9 million and capital expenditures of $1.0 million. At December 29, 2001, total debt of the Company not subject to compromise was $502.4 million, total debt subject to compromise was $303.0 million, and cash on hand totaled $61.1 million. At September 29, 2001, total debt was $874.0 million and cash on hand totaled $87.5 million.

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

         During the first three months of the 2002 fiscal year, investment in capital expenditures totaled $1.0 million, compared to $7.1 million during the first three months of the 2001 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2002 will total approximately $20 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         DIP Financing Facility. On December 12, 2001, the Bankruptcy Court approved the DIP Financing Order. The DIP Financing Order authorized the Debtors to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure a DIP Financing Facility. Under the terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of restructuring actions may require the Company to discuss with its lenders under the DIP Financing Facility the need to waive or amend certain of the covenants under such Facility. At February 4, 2002, $10.0 million was outstanding and the Company had approximately $178.1 in unused capacity available under this Facility.

         2000 Bank Credit Agreement. On December 5, 2000, the Company entered into a secured amended bank credit agreement ("2000 Bank Credit Agreement") which amended and extended an earlier unsecured revolving credit facility (the "1995 Bank Credit Agreement"). The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provided for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provided short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company paid an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under the 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001.

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

Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims, environmental claims and other lawsuits pending against them, and also have certain guarantees of debt of equity investees ($14.3 million) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation and claims based on the Company's assessment of the possible outcome of such claims, including the possibility of settlement.

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

Forward-Looking Statements

       With the exception of historical information, the statements contained in this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, the following: the success of the Company's overall business strategy, including successful implementation of the Company's restructuring plan and successful development and implementation of the Company's plan of reorganization; the impact that public disclosure of the Company's Chapter 11 filing may have on the Company's relationships with its principal customers and suppliers; the risk that the bankruptcy court overseeing the Company's Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company; actions that may be taken by creditors and other parties in interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 proceedings; the risk that the cash generated by the Company from operations, asset sales and the cash received by the Company under its debtor-in-possession financing facility will not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors, other parties in interest and the bankruptcy court; senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business; the risk that the Company will have difficulty attracting and retaining top management and other personnel as a result of the Chapter 11 proceedings; successful development and implementation of the Company's plan of reorganization and restructuring plan may require that the Company's business change materially from the Company's current business and operations as described in this report; the Company's success may depend in part on the goodwill associated with, and protection of, the brand names and other intellectual property rights of the Company and its affiliates; global economic activity and the implications thereon after the attacks on September 11 and the U.S. government's response thereto; the success of the Company's expansion in other countries; the demand for textile products; the cost and availability of raw materials and labor; governmental legislation and regulatory changes; the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime; the level of the Company's indebtedness, ability to borrow and exposure to interest rate fluctuations; and the Company's access to capital markets will likely be limited for the foreseeable future.

                           PART II - OTHER INFORMATION



Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  The commencement of the Chapter 11 Cases constitutes an event of default under the indenture governing the Company's senior unsecured notes. The payment of interest accruing under the notes after November 15, 2001 is stayed in connection with the Chapter 11 Cases.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             a)   Exhibits.
                  --------

                  None.

             b)   Reports on Form 8-K.
                  -------------------

                  The Company filed a report on Form 8-K on November 28, 2001. The Items reported were "Item 3. Bankruptcy or Receivership" and "Item 5. Other Events".

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