Form 10-Q
period 2002-03-30
BURLINGTON INDUSTRIES INC /DE/
filed 2002-05-01
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended     March 30, 2002
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of April 26, 2002 there were outstanding 53,396,347 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                  Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Operations
                             (Amounts in thousands)


                                    Three       Three        Six         Six
                                   months      months      months      months
                                    ended       ended       ended       ended
                                  March 30,   March 31,   March 30,   March 31,
                                    2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Net sales                       $   256,541 $   361,412 $   502,725 $   725,726
Cost of sales                       239,196     322,812     478,795     658,344
                                  ----------  ----------  ----------  ----------
Gross profit                         17,345      38,600      23,930      67,382
Selling, general and
  administrative expenses            25,969      30,771      52,989      62,329
Provision for doubtful accounts       2,776         920       3,738       2,627
Provision for restructuring/
  impairments                        74,476         236     133,652         236
                                  ----------  ----------  ----------  ----------
Operating income (loss) before
  interest and taxes                (85,876)      6,673    (166,449)      2,190

Interest expense (contractual
  interest of $14,462 and
  $30,670 for the three and
  six months ended March 30,
  2002, respectively)                 8,976      19,377      22,471      37,248
Equity in (income) loss of
  joint ventures                       (466)        137        (737)     (2,363)
Other expense (income) - net           (562)     (6,245)     (1,314)     (8,755)
                                  ----------  ----------  ----------  ----------
Loss before reorganization items
  and income taxes                  (93,824)     (6,596)   (186,869)    (23,940)

Reorganization items                  6,858           0      14,810           0
                                  ----------  ----------  ----------  ----------
Loss before income taxes           (100,682)     (6,596)   (201,679)    (23,940)

Income tax expense (benefit):
  Current                           (47,551)       (676)    (46,940)     (5,989)
  Deferred                           (2,676)     (1,556)    (29,054)     (2,064)
                                  ----------  ----------  ----------  ----------
    Total income tax expense
      (benefit)                     (50,227)     (2,232)    (75,994)     (8,053)

                                  ----------  ----------  ----------  ----------
Net loss                        $   (50,455)$    (4,364)$  (125,685)$   (15,887)
                                  ==========  ==========  ==========  ==========

Basic and diluted loss per
  common share                  $     (0.95)$     (0.08)$     (2.37)$     (0.30)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                March 30,   September 29,
                                                  2002          2001
                                               -----------  ------------
ASSETS
Current assets:
Cash and cash equivalents                    $     70,228 $    87,473
Short-term investments                             13,126      13,394
Customer accounts receivable after
 deductions of $10,552 and $12,406 for
 the respective dates for doubtful
 accounts, discounts, returns and
 allowances                                       128,962     195,571
Sundry notes and accounts receivable               35,491      21,985
Inventories                                       167,977     216,968
Prepaid expenses                                    2,510       3,329
                                               -----------  ----------
    Total current assets                          418,294     538,720
Fixed assets, at cost:
Land and land improvements                         21,744      23,334
Buildings                                         278,957     352,491
Machinery, fixtures and equipment                 497,547     585,425
                                               -----------  ----------
                                                  798,248     961,250
Less accumulated depreciation and
 amortization                                     430,623     456,890
                                               -----------  ----------
    Fixed assets - net                            367,625     504,360
Other assets:
Assets held for sale                               71,104      32,818
Investments and receivables                        47,661      48,405
Intangibles and deferred charges                   47,616      60,692
                                               -----------  ----------
    Total other assets                            166,381     141,915
                                               -----------  ----------
                                             $    952,300 $ 1,184,995
                                               ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt - current                     $    473,663 $   476,900
Accounts payable - trade                           32,992      62,171
Sundry payables and accrued expenses               66,605      79,724
Income taxes payable                                4,592       4,566
Deferred income taxes                              20,411      31,819
                                               -----------  ----------
      Total current liabilities                   598,263     655,180
Long-term liabilities:
Long-term debt                                          0     397,068
Other                                              42,165      53,957
                                               -----------  ----------
     Total long-term liabilities                   42,165     451,025
Deferred income taxes                              36,426      53,346
                                               -----------  ----------
     Total liabilities not subject to
      compromise                                  676,854   1,159,551
Liabilities subject to compromise                 373,904           0
                                               -----------  ----------
     Total liabilities                          1,050,758   1,159,551
Shareholders' equity (deficit):
Common stock issued                                   703         700
Capital in excess of par value                    886,787     885,935
Accumulated deficit                              (829,101)   (703,416)
Accumulated other comprehensive
 income (loss)                                       (921)     (1,860)
Cost of common stock held in treasury            (155,926)   (155,915)
                                               -----------  ----------
     Total shareholders' equity (deficit)         (98,458)     25,444
                                               -----------  ----------
                                             $    952,300 $ 1,184,995
                                               ===========  ==========
See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                         Six         Six
                                                        months      months
                                                        ended       ended
                                                       March 30,   March 31,
                                                         2002        2001
                                                       ---------   ---------
Cash flows from operating activities:
Net loss                                             $ (125,685)$   (15,887)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets         27,875      33,069
   Provision for doubtful accounts                        3,738       2,627
   Amortization of intangibles and deferred debt
     debt expense                                         3,597       1,960
   Equity in (income) loss of joint ventures               (737)        337
   Deferred income taxes                                (29,054)     (2,064)
   Gain on disposal of assets                                 0      (5,023)
   Provision for restructuring and impairments          133,652         236
   Non-cash reorganization items                          3,577           0
   Changes in assets and liabilities:
      Customer accounts receivable - net                 45,889      42,300
      Sundry notes and accounts receivable              (13,506)     (5,488)
      Inventories                                        27,475      34,666
      Prepaid expenses                                      819         254
      Accounts payable and accrued expenses               8,242     (36,019)
   Change in income taxes payable                            26         162
   Other                                                  2,731      (5,722)
                                                       ---------   ---------
        Total adjustments                               214,324      61,295
                                                       ---------   ---------
Net cash provided by operating activities                88,639      45,408
                                                       ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                   (4,183)    (18,033)
  Proceeds from sales of assets                           1,092      12,807
  Change in investments                                   1,215      (3,162)
                                                       ---------   ---------
Net cash used by investing activities                    (1,876)     (8,388)
                                                       ---------   ---------

Cash flows from financing activities:
  Changes in short-term borrowings                            0      (3,400)
  Repayments of long-term debt                          (99,389)   (145,218)
  Proceeds from issuance of long-term debt                    0     111,400
  Payment of financing fees                              (4,619)    (11,865)
                                                       ---------   ---------
Net cash used by financing activities                  (104,008)    (49,083)
                                                       ---------   ---------

Net change in cash and cash equivalents                 (17,245)    (12,063)
Cash and cash equivalents at beginning of period         87,473      26,172
                                                       ---------   ---------
Cash and cash equivalents at end of period           $   70,228 $    14,109
                                                       =========   =========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                   Notes to Consolidated Financial Statements
                As of and for the six months ended March 30, 2002

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

         The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The original exclusive period of the Debtors to file a plan for reorganization expired on March 15, 2002; however, the Bankruptcy Court has extended such exclusive period to November 15, 2002 if the Debtors file a plan by September 16, 2002. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of implementing its announced restructuring plan and evaluating the Debtors' operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions "2001 Restructuring and Impairment" and "2002 Restructuring and Impairment" describe the actions the Company is taking to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility, subject to Bankruptcy Court approval.

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

         While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of March 30, 2002 are identified below (in thousands):

         7.25% Notes Due 2005....................     $ 150,000
         7.25% Notes Due 2027....................       150,000
         Industrial revenue bonds................         3,000
                                                      ---------
             Total long-term debt................       303,000

         Interest accrued on above debt..........         5,304
         Accounts payable........................        52,277
         Sundry payables and accrued expenses....        13,323
                                                      ---------
                                                      $ 373,904
                                                      =========

         Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the first six months of the 2002 fiscal year, the Company recognized a charge of $14.8 million associated with the Chapter 11 Cases. Approximately $3.6 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swaps in default as a result of the Chapter 11 Cases. In addition, the Company incurred $7.7 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $3.5 million has been recorded for service rendered to date related to retention bonuses.

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

Note E.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                   Three Months Ended     Six Months Ended
                                  --------------------  --------------------
                                   March 30, March 31,  March 30,  March 31,
                                     2002       2001       2002       2001
                                  ---------- ---------- ---------- ----------

Numerator:
  Net loss........................ $(50,455)  $(4,364)  $(125,685) $(15,887)
                                   ========   ========  =========  ========

Denominator:
  Denominator for basic and diluted
   earnings per share.............   53,252    52,588      53,113    52,493
                                   ========   =======   =========  ========

Weighted-average shares not
 included in the diluted earnings
 per share computations because
 they were antidilutive...........    1,016       966       1,035       886
                                   ========   =======   =========  ========
         During the first six months of the 2002 fiscal year, outstanding shares changed due to the forfeiture of 155,868 shares of restricted nonvested stock, and the issuance of 414,419 vested shares related to the acquisition of the Nano-Tex investment.

Note F.

 Inventories are summarized as follows (in thousands):

                                                        March 30,  September 29,
                                                          2002         2001
                                                        ----------  -----------
    Inventories at average cost:
        Raw materials................................    $  13,323  $  15,617
        Stock in process.............................       50,321     57,130
        Produced goods...............................      118,668    163,686
        Dyes, chemicals and supplies.................       13,518     15,197
                                                         ---------  ---------
                                                           195,830    251,630
        Less excess of average cost over LIFO........       27,853     34,662
                                                         ---------  ---------
            Total....................................    $ 167,977  $ 216,968
                                                         =========  =========

         LIFO quantity liquidation in the March 2002 quarter was $1.9 million, after income taxes.

Note G.

         Comprehensive income (loss) totaled $(50,596,000) and $(5,411,000) for the three months ended March 30, 2002 and March 31, 2001, respectively, and $(124,746,000) and $(17,196,000) for the six months ended March 30, 2002 and
March 31, 2001, respectively. Comprehensive income (loss) consists of net income
(loss), foreign currency translation adjustments, and unrealized gains/losses on interest rate derivatives and marketable securities (net of income taxes).

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

                                       Three Months Ended     Six Months Ended
                                       ------------------- ---------------------
                                       March 30, March 31,  March 30,  March 31,
                                         2002      2001       2002       2001
                                       --------- --------- ---------- ----------
                                              (Dollar amounts in millions)
Net sales
         Apparel Fabrics........       $  124.5  $  192.9   $ 246.0    $ 382.3
         Interior Furnishings...           72.5      99.3     139.4      207.4
         Carpet.................           58.5      70.8     115.9      138.1
         Other..................            4.0       5.9       8.2       13.1
                                       --------  ---------  -------    -------
                                          259.5     368.9     509.5      740.9
         Less:
          Intersegment sales....           (3.0)     (7.5)     (6.8)     (15.2)
                                       --------  --------   -------    -------
                                       $  256.5  $  361.4   $ 502.7    $ 725.7
                                       ========  ========   =======    =======

Income (loss) before income taxes
         Apparel Fabrics........       $  (11.2) $    1.5   $ (29.2)   $  (6.1)
         Interior Furnishings...           (3.6)     (1.5)    (10.2)      (4.3)
         Carpet.................            7.1      10.3      13.3       22.5
         Other..................           (0.7)     (0.2)     (1.6)      (0.9)
                                       --------  --------   -------    -------
           Total reportable
         segments............              (8.4)     10.1     (27.7)      11.2
         Corporate expenses.....           (2.5)     (3.3)     (4.3)      (6.5)
         Restructuring and
           impairment charges...          (74.5)     (0.2)   (133.7)      (0.2)
         Interest expense.......          ( 9.0)    (19.4)    (22.5)     (37.2)
         Other (expense)
           income - net.........            0.6       6.2       1.3        8.8
         Reorganization items...           (6.9)        -     (14.8)         -
                                       --------- --------   -------    -------
                                       $ (100.7) $   (6.6)  $(201.7)   $ (23.9)
                                       ========  ========   =======    =======

         Intersegment net sales for the three months ended March 30, 2002 and March 31, 2001 were primarily attributable to Apparel Fabrics segment sales of $2.2 million and $6.2 million, respectively, and $0.8 million and $1.3 million included in the "Other" category, respectively. Intersegment net sales for the six months ended March 30, 2002 and March 31, 2001 were primarily attributable to Apparel Fabrics segment sales of $5.2 million and $12.0 million, respectively, and $1.6 million and $3.2 million included in the "Other" category, respectively.


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

      Following is a summary of activity in the related 2000 restructuring reserves (in millions):
                                                              Lease
                                                          Cancellations
                                                Severance   and Other
                                                 Benefits   Exit Costs
                                                --------- -------------

         September 2000 restructuring charge...   $ 19.7       $  10.0
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at September 30, 2000.........     19.3          10.0
         Payments..............................    (16.6)         (8.5)
         Adjustments...........................     (2.3)         (0.4)
                                                  ------       -------
         Balance at September 29, 2001.........      0.4           1.1
         Payments..............................     (0.4)         (0.7)
                                                  ------       -------
         Balance at December 29, 2001..........        -           0.4
         Payments..............................        -          (0.4)
                                                  ------       -------
         Balance at March 30, 2002.............   $    -       $     -
                                                  ======       =======

         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through March 30, 2002, $0.2 million, $11.8 million and $8.1 million of such costs have been incurred and charged to operations during the 2002, 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

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

         Following is a summary of activity in the related 2001 restructuring reserves (in millions):
                                                               Lease
                                                            Cancellations
                                                Severance    and Other
                                                 Benefits    Exit Costs
                                                ---------   --------------

         September 2001 restructuring charge...   $ 10.0       $   6.9
         Payments..............................     (1.1)            -
                                                  ------       -------
         Balance at September 29, 2001.........      8.9           6.9
         Payments..............................     (3.9)         (0.3)
         Adjustments...........................     (3.2)            -
                                                  ------       --------
         Balance at December 29, 2001..........      1.8           6.6
         Payments..............................     (1.8)         (3.4)
                                                  ------       -------
         Balance at March 30, 2002.............   $    -       $   3.2
                                                  ======       =======

         Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through March 30, 2002, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

2002 Restructuring and Impairment

         During the March 2002 quarter, management announced a comprehensive reorganization of its apparel fabrics and interior furnishings groups. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions have made it necessary to further reduce U.S. capacity. This reorganization is part of the Company's initiatives to transition and modify its business model in order to better serve its customers' expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

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

         (4) The Company signed a definitive agreement to sell its bedding and window consumer products businesses to Springs Industries, Inc. The Company and Springs would enter into an agreement for supply of jacquard and decorative fabrics for certain Springs' home furnishing product lines. Also, the Company signed a definitive agreement to sell certain assets, inventory and intellectual properties of its upholstery fabrics business to Richloom Fabrics Group, Inc. These sales will enable the Company to focus its resources on growing its interior fabrics business. The completion of the transactions will be subject to approval under procedures established by the U.S. Bankruptcy Court.

         The closings and overhead reductions outlined above will result in the elimination of approximately 4,200 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         In the December 2001 quarter, the Company recognized an impairment charge of $60.7 million primarily related to long-lived assets at the Stonewall Mississippi plant location, and $1.7 million for other charges. In the March 2002 quarter, the Company recognized an impairment charge of $74.5 million, which included the establishment of a $9.9 million reserve for severance benefit payments, write-downs for impairment of $63.4 million related to long-lived assets resulting from the restructuring and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. The Company cannot reasonably identify separate future cash flows at the other locations, and, under U.S. generally accepted accounting principles, the related restructuring charges will be recognized in the period in which the assets are offered for sale or the plants are closed. The Company estimates that it will record additional provisions for restructuring and impairment in the range of $15-$25 million during the remainder of the 2002 fiscal year.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                Severance    and Other
                                                 Benefits    Exit Costs
                                                ---------   -------------
         March 2002 restructuring charge.......   $  9.9       $   1.2
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at March 30, 2002.............   $  9.5       $   1.2
                                                  ======       =======


         Other  estimated  expenses  of  $30-40  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) will be charged to operations as incurred. Through March 30, 2002, $3.1 million of such costs have been incurred and charged to operations during the 2002 fiscal year, consisting primarily of losses on inventories.

         Assets that have been sold, or are held for sale at March 30, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

Note K.

         The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance. The change in the valuation allowance relates to deferred tax assets on net operating loss ("NOL") carryforwards. Realization of deferred tax assets relating to state NOL carryforwards is contingent on future taxable earnings in the U.S. state tax jurisdictions. It is management's opinion that it is more likely than not that some portion of the U.S. state deferred tax assets will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. The valuation allowance related to the federal NOL carryforward recorded in the first quarter of fiscal 2002 ($12.8 million) was reversed in the March 2002 quarter due to the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, which changed the federal carryback period from 2 to 5 years (see "Liquidity and Capital Resources"in Management's Discussion and Analysis of Results of Operations and Financial Condition). Based on the Company's taxable loss for the first six months of the 2002 fiscal year, the Company has recorded a tax benefit and current asset of $20.9 million for federal income tax refunds expected to be received in fiscal year 2003 as a result of the longer carryback period. Operating loss and tax credit carryforwards with related tax benefits of $12.4 million (net of $9.8 million valuation allowance) at March 30, 2002 and $38.7 million (net of $7.4 million valuation allowance) at September 29, 2001, expire from 2003 to 2021.

Note L.

         Following is unaudited condensed combined financial information of the Debtors as of and for the six months ended March 30, 2002 (in thousands). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information of the Debtor subsidiaries are not presented because, in the opinion of management, such financial information would not provide relevant material additional information to users of the financial statements.

   Earnings data:
         Revenue.............................  $  500.7
         Gross profit........................      47.4
         Net loss............................    (135.3)
   Balance sheet data:
         Current assets......................  $  369.8
         Noncurrent assets...................     589.5
         Current liabilities.................     580.1
         Noncurrent liabilities..............     430.4

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

Proceedings Under Chapter 11 of the Bankruptcy Code

         On November 15, 2001, the Company and certain of its domestic subsidiaries (referred to herein as the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see Note A of the Notes to the Consolidated Financial Statements. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management is in the process of implementing its announced restructuring plan and evaluating the Debtors' operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

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

Results Of Operations

2002 Restructuring and Impairment

         During the March 2002 quarter, management announced a comprehensive reorganization of its apparel fabrics and interior furnishings groups. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions have made it necessary to further reduce U.S. capacity. This reorganization is part of the Company's initiatives to transition and modify its business model in order to better serve its customers' expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

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

         (4) The Company signed a definitive agreement to sell its bedding and window consumer products businesses to Springs Industries, Inc. The Company and Springs would enter into an agreement for supply of jacquard and decorative fabrics for certain Springs' home furnishing product lines. Also, the Company signed a definitive agreement to sell certain assets, inventory and intellectual properties of its upholstery fabrics business to Richloom Fabrics Group, Inc. These sales will enable the Company to focus its resources on growing its interior fabrics business. The completion of the transactions will be subject to approval under procedures established by the U.S. Bankruptcy Court.

         The closings and overhead reductions outlined above will result in the elimination of approximately 4,200 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         In the December 2001 quarter, the Company recognized an impairment charge of $60.7 million primarily related to long-lived assets at the Stonewall Mississippi plant location, and $1.7 million for other charges. In the March 2002 quarter, the Company recognized an impairment charge of $74.5 million, which included the establishment of a $9.9 million reserve for severance benefit payments, write-downs for impairment of $63.4 million related to long-lived assets resulting from the restructuring and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. The Company cannot reasonably identify separate future cash flows at the other locations, and, under U.S. generally accepted accounting principles, the related restructuring charges will be recognized in the period in which the assets are offered for sale or the plants are closed. The Company estimates that it will record additional provisions for restructuring and impairment in the range of $15-$25 million during the remainder of the 2002 fiscal year.

         Other  estimated  expenses  of  $30-40  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) will be charged to operations as incurred. Through March 30, 2002, $3.1 million of such costs have been incurred and charged to operations during the 2002 fiscal year, consisting primarily of losses on inventories.

         Assets that have been sold, or are held for sale at March 30, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

Comparison of Three Months ended March 30, 2002 and March 31, 2001.

         NET SALES: Net sales for the second quarter of the 2002 fiscal year were $256.5 million, 29.0% lower than the $361.4 million recorded for the second quarter of the 2001 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $30.2 million and $40.2 million in the fiscal 2002 and 2001 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the second quarter of the 2002 fiscal year were $124.5 million, 35.5% lower than the $192.9 million recorded in the second quarter of the 2001 fiscal year. This decrease was due primarily to 34.5% lower volume, partially due to planned reductions resulting from restructuring plans, and 1.0% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the second quarter of the 2002 fiscal year were $72.5 million, 27.0% lower than the $99.3 million recorded in the second quarter of the 2001 fiscal year. Excluding $16.4 million sales reduction due to the sale of the tufted area rug and printed mats businesses, net sales of the interior furnishings segment were 12.5% lower than in the prior year. This decrease was primarily due to 15.5% lower volume, partially due to planned reductions resulting from restructuring plans, partially offset by 3.0% higher selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the second quarter of the 2002 fiscal year were $58.5 million, 17.4% lower than the $70.8 million recorded in the second quarter of the 2001 fiscal year. This decrease was primarily due to 14.1% lower volume and 3.3% lower selling prices and product mix.

         Other: Net sales of other segments for the second quarter of the 2002 fiscal year were $4.0 million compared to $5.9 million recorded in the second quarter of the 2001 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

         SEGMENT INCOME (LOSS): Total reportable segment income (loss) for the second quarter of the 2002 fiscal year was $(8.4) million compared to $10.1 million for the second quarter of the 2001 fiscal year.

         Apparel Fabrics: Income (loss) of the Apparel Fabrics segment for the second quarter of the 2002 fiscal year was $(11.2) million compared to $1.5 million recorded for the second quarter of the 2001 fiscal year. This decrease was due primarily to $6.7 million lower margins due to volume and price/mix, $10.7 million deterioration in manufacturing performance, primarily in fixed overhead absorption, due to lower volume and restructuring, and $1.0 million higher bad debt expense, partially offset by $3.3 million lower raw material costs, $0.6 million higher equity earnings from joint ventures and $1.6 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs.

         Interior Furnishings: Loss of the interior furnishings products segment for the second quarter of the 2002 fiscal year was $(3.6) million compared to $(1.5) million recorded for the second quarter of the 2001 fiscal year. This increased loss was due primarily to $5.3 million lower margins due to volume and price/mix and $1.3 million higher bad debt expense, partially offset by $1.6 million lower raw material costs, $1.0 million of lower selling, general and administrative expenses resulting from cost reduction programs and the absence of losses of $1.3 million associated with the tufted area rug and printed mats businesses sold in February 2001.

         Carpet: Income of the Carpet segment for the second quarter of the 2002 fiscal year was $7.1 million compared to $10.3 million recorded for the second quarter of the 2001 fiscal year. This decrease was due primarily to lower margins due to volume and price/mix.

         Other: Losses of other segments for the second quarter of the 2002 fiscal year were $(0.7) million compared to $(0.2) million recorded for the second quarter of the 2001 fiscal year. This resulted primarily from lower margins resulting from lower revenues in the transportation business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $2.5 million for the second quarter of 2002 compared to $3.3 million for the second quarter of the 2001 fiscal year. This reduction is due to the cost reductions in the current year resulting from the 2001 restructuring plan.

         OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES: Before the provisions for restructuring and impairment, operating income (loss) before interest and taxes for the second quarter of the 2002 fiscal year would have been $(11.4) million compared to $6.9 million for the second quarter of the 2001 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the second quarter of the 2002 fiscal year was $9.0 million, or 3.5% of net sales, compared with $19.4 million, or 5.4% of net sales, in the second quarter of the 2001 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $14.5 million), lower borrowing levels and interest rates, partially offset by higher amortization of fees associated with new bank credit facilities.

         OTHER EXPENSE (INCOME): Other income for the second quarter of the 2002 fiscal year was $0.6 million, consisting principally of interest income. Other income for the second quarter of the 2001 fiscal year was $6.2 million, consisting principally of gains on the disposal of assets of $5.0 million and interest income of $1.2 million.

         REORGANIZATION ITEMS: During the second quarter of the 2002 fiscal year, the Company recognized a net pre-tax charge of $6.9 million associated with the Chapter 11 Cases. The Company incurred $4.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $2.3 million was recorded for service rendered to date related to retention bonuses that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(50.2) million was recorded for the second quarter of the 2002 fiscal year in comparison with $(2.2) million for the second quarter of the 2001 fiscal year. The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both the 2002 and 2001 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The valuation allowance related to the federal NOL carryforward recorded in the first quarter of fiscal 2002 ($12.8 million) was reversed in the March 2002 quarter due to the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, which changed the federal carryback period from 2 to 5 years (see "Liquidity and Capital Resources" below). The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET LOSS AND LOSS PER SHARE: Net loss for the second quarter of the 2002 fiscal year of $(50.5) million, or $(0.95) per share, included a net charge of $(0.74) per share related to restructuring and run-out costs and $(0.08) per share related to reorganization items. Net loss of $(4.4) million, or $(0.08) per share, for the second quarter of the 2001 fiscal year included a net charge of $(0.08) per share related to run-out costs resulting from the 2000 restructuring and a net gain of $0.06 per share related to the sale of assets.

Comparison of Six Months ended March 30, 2002 and March 31, 2001.

         NET SALES: Net sales for the first six months of the 2002 fiscal year were $502.7 million, 30.7% lower than the $725.7 million recorded for the first six months of the 2001 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $62.6 million and $81.0 million in the fiscal 2002 and 2001 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the first six months of the 2002 fiscal year were $246.0 million, 35.7% lower than the $382.3 million recorded in the first six months of the 2001 fiscal year. This decrease was due primarily to 35.3% lower volume, partially due to planned reductions resulting from restructuring plans, and 0.4% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first six months of the 2002 fiscal year were $139.4 million, 32.8% lower than the $207.4 million recorded in the first six months of the 2001 fiscal year. Excluding $44.4 million sales reduction due to the sale of the tufted area rug and printed mats businesses, net sales of the interior furnishings segment were 14.5% lower than in the prior year. This decrease was primarily due to lower volume, partially due to planned reductions resulting from restructuring plans.

         Carpet: Net sales for the Carpet segment for the first six months of the 2002 fiscal year were $115.9 million, 16.1% lower than the $138.1 million recorded in the first six months of the 2001 fiscal year. This decrease was primarily due to 13.8% lower volume and 2.3% lower selling prices and product mix.

         Other: Net sales of other segments for the first six months of the 2002 fiscal year were $8.2 million compared to $13.1 million recorded in the first six months of the 2001 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

         SEGMENT INCOME (LOSS): Total reportable segment income (loss) for the first six months of the 2002 fiscal year was $(27.7) million compared to $11.2 million for the first six months of the 2001 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the first six months of the 2002 fiscal year was $(29.2) million compared to $(6.1) million recorded for the first six months of the 2001 fiscal year. This decrease was due primarily to $13.6 million lower margins due to volume and price/mix, $13.8 million deterioration in manufacturing performance, primarily in fixed overhead absorption, due to lower volume and restructuring, $1.6 million lower equity earnings from joint ventures and $0.9 million higher bad debt expense, partially offset by $3.6 million lower raw material costs and $3.3 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs. The Company settled a dispute with a joint venture partner in the first quarter of the 2002 fiscal year that was principally offset by an impairment charge in the value of its investment.

         Interior Furnishings: Loss of the interior furnishings products segment for the first six months of the 2002 fiscal year was $(10.2) million compared to $(4.3) million recorded for the first six months of the 2001 fiscal year. This increased loss was due primarily to $13.4 million lower margins due to volume and price/mix and $1.1 million bad debt expense, partially offset by $2.6 million lower raw material costs, $0.9 million due to plant start-up costs and relocation expenses in the prior year, $1.2 million of lower selling, general and administrative expenses resulting from cost reduction programs and the absence of losses of $3.7 million associated with the tufted area rug and printed mats businesses sold in February 2001.

         Carpet: Income of the Carpet segment for the first six months of the 2002 fiscal year was $13.3 million compared to $22.5 million recorded for the first six months of the 2001 fiscal year. This decrease was due primarily to $8.3 million lower margins due to volume and price/mix, higher raw material costs of $0.3 million, and $0.2 million higher selling expenses resulting from expanding the sales force for better geographic and market segment coverage.
         Other: Losses of other segments for the first six months of the 2002 fiscal year were $(1.6) million compared to $(0.9) million recorded for the first six months of the 2001 fiscal year. This resulted primarily from lower margins resulting from lower revenues in the transportation business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $4.3 million for the first six months of 2002 compared to $6.5 million for the first six months of the 2001 fiscal year. This reduction is due to the cost reductions in the current year resulting from the 2001 restructuring plan.

         OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES: Before the provisions for restructuring and impairment, operating income (loss) before interest and taxes for the first six months of the 2002 fiscal year would have been $(32.8) million compared to $2.4 million for the first six months of the 2001 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the first six months of the 2002 fiscal year was $22.5 million, or 4.5% of net sales, compared with $37.2 million, or 5.1% of net sales, in the first six months of the 2001 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $30.7 million), lower borrowing levels and interest rates, partially offset by higher amortization of fees associated with new bank credit facilities.

         OTHER EXPENSE (INCOME): Other income for the first six months of the 2002 fiscal year was $1.3 million consisting principally of interest income. Other income for the first six months of the 2001 fiscal year was $8.8 million consisting principally of gains on the disposal of assets of $5.0 million and interest income of $3.7 million.

         REORGANIZATION ITEMS: During the first six months of the 2002 fiscal year, the Company recognized a net pre-tax charge of $14.8 million associated with the Chapter 11 Cases. Approximately $3.6 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swap agreements in default as a result of the Chapter 11 Cases. In addition, the Company incurred $7.7 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $3.5 million has been recorded for service rendered to date related to retention bonuses that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(76.0) million was recorded for the first six months of the 2002 fiscal year in comparison with $(8.1) million for the first six months of the 2001 fiscal year. The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both the 2002 and 2001 periods relate to deferred tax assets on net operating loss ("NOL") carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The valuation allowance related to the federal NOL carryforward recorded in the first quarter of fiscal 2002 ($12.8 million) was reversed in the March 2002 quarter due to the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, which changed the federal carryback period from 2 to 5 years (see "Liquidity and Capital Resources" below). The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET LOSS AND LOSS PER SHARE: Net loss for the first six months of the 2002 fiscal year of $(125.7) million, or $(2.37) per share, included a net charge of $(1.61) per share related to restructuring and run-out costs and $(0.18) per share related to reorganization items. Net loss of $(15.9) million, or $(0.30) per share, for the first six months of the 2001 fiscal year included a net charge of $(0.10) per share related to run-out costs resulting from the 2000 restructuring and a net gain of $0.06 per share related to the sale of assets.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2002. See Note A of the Notes to Consolidated Financial Statements.

         During the first six months of the 2002 fiscal year, the Company generated $88.6 million of cash from operating activities and $2.4 million from sales of assets and other investing activities. Cash was primarily used for net payments of debt and financing fees of $104.0 million and capital expenditures of $4.2 million. At March 30, 2002, total debt of the Company not subject to compromise was $473.7 million, total debt subject to compromise was $303.0 million, and cash on hand totaled $70.2 million. At September 29, 2001, total debt was $874.0 million and cash on hand totaled $87.5 million.

         The enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002 changed, for tax returns relating to 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. As a result, an application for tentative refund was filed and a refund of approximately $27 million was received in March 2002. After this refund, if sufficient 2002 tax losses exist, the Company may be able to obtain additional refunds in 2003 up to a maximum of approximately $67 million. The Company expects substantial tax losses in fiscal 2002 related to its restructuring and operations. Based upon 2002 results to date, the Company recorded a tax benefit of approximately $21 million as a current asset in the March 2002 quarter. However, it is not possible at this time to determine the ultimate net tax benefit that will be realized.

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

         During the first six months of the 2002 fiscal year, investment in capital expenditures totaled $4.2 million, compared to $18.0 million during the first six months of the 2001 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2002 will total approximately $20 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         DIP Financing Facility. On December 12, 2001, the Bankruptcy Court approved the DIP Financing Order. The DIP Financing Order authorized the Debtors to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure a DIP Financing Facility. Under the terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility, subject to Bankruptcy Court approval. At April 26, 2002, principal amount of $0.0 million was outstanding and the Company had approximately $186.5 in unused capacity available under this Facility.

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

Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims, environmental claims and other lawsuits pending against them, and also have certain guarantees of debt of equity investees ($12.0 million at March 30, 2002) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation and claims based on the Company's assessment of the possible outcome of such claims, including the possibility of settlement.

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

Forward-Looking Statements

       With the exception of historical information, the statements contained in this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, the following: the success of the Company's overall business strategy, including successful implementation of the Company's restructuring plan and successful development and implementation of the Company's plan of reorganization; the impact that the Company's Chapter 11 filing may have on the Company's relationships with its principal customers and suppliers; the risk that the bankruptcy court overseeing the Company's Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company; actions that may be taken by creditors and other parties in interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 proceedings; the risk that the cash generated by the Company from operations, asset sales and the cash received by the Company under its debtor-in-possession financing facility will not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors, other parties in interest and the bankruptcy court; senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business; the risk that the Company will have difficulty attracting and retaining top management and other personnel as a result of the Chapter 11 proceedings; successful development and implementation of the Company's plan of reorganization and restructuring plan may require that the Company's business change materially from the Company's current business and operations as described in this report; the Company's success may depend in part on the goodwill associated with, and protection of, the brand names and other intellectual property rights of the Company and its affiliates; global economic activity and the implications thereon after the attacks on September 11 and the U.S. government's response thereto; the success of the Company's expansion in other countries; the demand for textile products; the cost and availability of raw materials and labor; governmental legislation and regulatory changes; the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime; the level of the Company's indebtedness, ability to borrow and exposure to interest rate fluctuations; and the Company's access to capital markets will likely be limited for the foreseeable future.

                           PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

a) Exhibits.
   --------

         4.1 FIRST AMENDMENT, dated as of December 20, 2001, to the REVOLVING CREDIT AND GUARANTY AGREEMENT, dated as of November 15, 2001, among BURLINGTON INDUSTRIES, INC., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein, each of which Guarantor is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMORGAN CHASE BANK, a New York banking corporation, each of the other financial institutions party thereto and JPMORGAN CHASE BANK, as Agent for the Banks.

         4.2 SECOND AMENDMENT, dated as of March 13, 2002, to the REVOLVING CREDIT AND GUARANTY AGREEMENT, dated as of November 15, 2001, among BURLINGTON INDUSTRIES, INC., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein, each of which Guarantors is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMORGAN CHASE BANK, a New York banking corporation, each of the other financial institutions party thereto and JPMORGAN CHASE BANK, as Agent for the Banks.



b) Reports on Form 8-K.
   -------------------

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  May 1, 2002                         Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  May 1, 2002                         Carl J. Hawk
                                           Controller