Form 10-Q
period 2002-06-29
BURLINGTON INDUSTRIES INC /DE/
filed 2002-08-07
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      June 29, 2002
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of August 1, 2002 there were outstanding 53,328,304 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                  Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Operations
                             (Amounts in thousands)


                                    Three       Three        Nine        Nine
                                    months      months      months      months
                                    ended       ended       ended       ended
                                   June 29,    June 30,    June 29,    June 30,
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Net sales                       $   269,718 $   351,123 $   772,443 $ 1,076,849
Cost of sales                       240,936     308,355     719,731     966,699
                                  ----------  ----------  ----------  ----------
Gross profit                         28,782      42,768      52,712     110,150
Selling, general and
  administrative expenses            24,508      28,892      77,497      91,221
Provision for doubtful accounts        (155)        236       3,583       2,863
Provision/(recovery) for
  restructuring/impairments          12,086        (357)    145,738        (121)
                                  ----------  ----------  ----------  ----------
Operating income (loss) before
  interest and taxes                 (7,657)     13,997    (174,106)     16,187

Interest expense (contractual
 interest of $14,144 and $44,814
 for the three and nine months
 ended June 29, 2002,
 respectively)                        8,716      17,588      31,187      54,836
Equity in (income) loss of
  joint ventures                       (682)      1,638      (1,419)       (725)
Other expense (income) - net         (1,592)     (7,255)     (2,906)    (16,010)
                                  ----------  ----------  ----------  ----------
Income (loss) before
 reorganization items
  and income taxes                  (14,099)      2,026    (200,968)    (21,914)

Reorganization items                  5,092           0      19,902           0
                                  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes                       (19,191)      2,026    (220,870)    (21,914)

Income tax expense (benefit):
  Current                            (3,122)        429     (50,062)     (5,560)
  Deferred                           (4,917)        107     (33,971)     (1,957)
                                  ----------  ----------  ----------  ----------
    Total income tax
     expense (benefit)               (8,039)        536     (84,033)     (7,517)

                                  ----------  ----------  ----------  ----------
Net income (loss)               $   (11,152)$     1,490 $  (136,837)$   (14,397)
                                  ==========  ==========  ==========  ==========

Basic and diluted earnings (loss)
  per common share              $     (0.21)$      0.03 $     (2.57)$     (0.27)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                          Consolidated Balance Sheets
                             (Amounts in thousands)

                                               June 29,    September 29,
                                                 2002          2001
                                               ----------  -------------
ASSETS
Current assets:
Cash and cash equivalents                    $   102,684 $       87,473
Short-term investments                            12,633         13,394
Customer accounts receivable after
  deductions of $9,938 and $12,406 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances              143,476        195,571
Sundry notes and accounts receivable              41,116         21,985
Inventories                                      138,791        216,968
Prepaid expenses                                   7,075          3,329
                                               ----------  -------------
    Total current assets                         445,775        538,720
Fixed assets, at cost:
Land and land improvements                        18,322         23,334
Buildings                                        252,557        352,491
Machinery, fixtures and equipment                462,032        585,425
                                               ----------  -------------
                                                 732,911        961,250
Less accumulated depreciation and amortization   393,348        456,890
                                               ----------  -------------
    Fixed assets - net                           339,563        504,360
Other assets:
Assets held for sale                              41,061         32,818
Investments and receivables                       47,844         48,405
Intangibles and deferred charges                  50,027         60,692
                                               ----------  -------------
    Total other assets                           138,932        141,915
                                               ----------  -------------
                                             $   924,270 $    1,184,995
                                               ==========  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt - current                     $   464,617 $      476,900
Accounts payable - trade                          32,844         62,171
Sundry payables and accrued expenses              67,475         79,724
Income taxes payable                               3,475          4,566
Deferred income taxes                             17,974         31,819
                                               ----------  -------------
      Total current liabilities                  586,385        655,180
Long-term liabilities:
Long-term debt                                         0        397,068
Other                                             46,555         53,957
                                               ----------  -------------
     Total long-term liabilities                  46,555        451,025
Deferred income taxes                             33,879         53,346
                                               ----------  -------------
    Total liabilities not subject
     to compromise                               666,819      1,159,551
Liabilities subject to compromise                366,996              0
                                               ----------  -------------
     Total liabilities                         1,033,815      1,159,551
Shareholders' equity (deficit):
Common stock issued                                  703            700
Capital in excess of par value                   886,943        885,935
Accumulated deficit                             (840,253)      (703,416)
Accumulated other comprehensive income (loss)     (1,010)        (1,860)
Cost of common stock held in treasury           (155,928)      (155,915)
                                               ----------  -------------
     Total shareholders' equity (deficit)       (109,545)        25,444
                                               ----------  -------------
                                             $   924,270 $    1,184,995
                                               ==========  =============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)


                                                   Nine         Nine
                                                  months       months
                                                  ended        ended
                                                 June 29,     June 30,
                                                   2002         2001
                                                -----------  -----------
Cash flows from operating activities:
Net loss                                      $   (136,837)$    (14,397)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization
    of fixed assets                                 40,637       48,964
   Provision for doubtful accounts                   3,583        2,863
   Amortization of intangibles and deferred
     debt expense                                    5,583        3,369
   Equity in (income) loss of joint ventures        (1,419)       1,975
   Deferred income taxes                           (33,971)      (1,957)
   Gain on disposal of assets                         (777)      (5,023)
   Provision/(recovery) for
    restructuring/impairments                      145,738         (121)
   Non-cash reorganization items                     3,577            0
   Changes in assets and liabilities:
      Customer accounts receivable - net            31,532       45,544
      Sundry notes and accounts receivable         (19,131)       4,220
      Inventories                                   51,474       36,813
      Prepaid expenses                              (3,746)      (1,271)
      Accounts payable and accrued expenses          7,137      (41,161)
   Change in income taxes payable                   (1,091)      (1,718)
   Other                                              (935)      (4,585)
                                                -----------  -----------
        Total adjustments                          228,191       87,912
                                                -----------  -----------
Net cash provided by operating activities           91,354       73,515
                                                -----------  -----------

Cash flows from investing activities:
  Capital expenditures                              (8,341)     (20,985)
  Proceeds from sales of assets                     47,215       22,143
  Change in investments                              2,014       (1,487)
                                                -----------  -----------
Net cash provided (used) by investing activities    40,888         (329)
                                                -----------  -----------

Cash flows from financing activities:
  Changes in short-term borrowings                       0       (3,400)
  Repayments of long-term debt                    (111,889)    (155,392)
  Proceeds from issuance of long-term debt               0       81,600
  Payment of financing fees                         (5,142)     (11,872)
                                                -----------  -----------
Net cash used by financing activities             (117,031)     (89,064)
                                                -----------  -----------

Net change in cash and cash equivalents             15,211      (15,878)
Cash and cash equivalents at beginning of period    87,473       26,172
                                                -----------  -----------
Cash and cash equivalents at end of period    $    102,684 $     10,294
                                                ===========  ===========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                   Notes to Consolidated Financial Statements
                As of and for the nine months ended June 29, 2002

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

         On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003,
(ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. At August 1, 2002, principal amount of $0.0 million was outstanding and the Company had approximately $186.7 million in unused capacity available under this Facility. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility.

         The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The Bankruptcy Court established July 22, 2002 as the "bar date" as of which all claimants were required to submit and characterize claims against the debtors. Debtors are assessing the claims filed and their impact on the development of a plan of reorganization. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

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

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of implementing its announced restructuring plan and evaluating the Debtors' operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions "2001 Restructuring and Impairment" and "2002 Restructuring and Impairment" describe the actions the Company is taking to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility.

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

         While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of June 29, 2002 are identified below (in thousands):

         7.25% Notes Due 2005....................     $ 150,000
         7.25% Notes Due 2027....................       150,000
                                                      ---------
             Total long-term debt................       300,000

         Interest accrued on above debt..........         5,293
         Accounts payable........................        51,962
         Sundry payables and accrued expenses....         9,741
                                                      ---------
                                                      $ 366,996
                                                      =========

         Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the first nine months of the 2002 fiscal year, the Company recognized a charge of $19.9 million associated with the Chapter 11 Cases. Approximately $3.6 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swaps in default as a result of the Chapter 11 Cases. In addition, the Company incurred $10.5 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $5.8 million has been recorded for service rendered to date related to retention incentives.

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

Note E.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                    Three Months Ended     Nine Months Ended
                                   --------------------  --------------------
                                   June 29,   June 30,   June 29,   June 30,
                                     2002       2001       2002       2001
                                  ---------- ---------- ---------- ----------

Numerator:
  Net income (loss)............... $(11,152)  $ 1,490   $(136,837) $ (14,397)
                                   ========   =======   =========  =========

Denominator:
  Denominator for basic earnings per
   share..........................   53,277    52,613      53,168     52,533
  Effect of dilutive securities:
   Stock options..................        -         1           -          -
   Contingent stock awards........        -       797           -          -
   Nonvested stock................        -       255           -          -
                                   --------  --------    --------   --------
  Denominator for diluted earnings
   per share......................   53,277    53,666      53,168     52,533
                                   ========  ========    ========   ========

Weighted-average shares not
 included in the diluted earnings
 per share computations because
 they were antidilutive...........      392         -         392       889
                                   ========  ========   =========  ========

         During the first nine months of the 2002 fiscal year, outstanding shares changed due to the forfeiture of 238,370 shares of restricted nonvested stock, and the issuance of 414,419 vested shares related to the acquisition of the Nano-Tex investment.

Note F.

 Inventories are summarized as follows (in thousands):

                                                         June 29,  September 29,
                                                           2002       2001
                                                         ---------  ---------
    Inventories at average cost:
        Raw materials................................    $   7,572  $  15,617
        Stock in process.............................       44,520     57,130
        Produced goods...............................       99,962    163,686
        Dyes, chemicals and supplies.................       10,760     15,197
                                                         ---------  ---------
                                                           162,814    251,630
        Less excess of average cost over LIFO........       24,023     34,662
                                                         ---------  ---------
            Total....................................    $ 138,791  $ 216,968
                                                         =========  =========

         Income related to LIFO quantity liquidation during the three and nine months ended June 29, 2002 was $3.4 million and $5.3 million, respectively, after income taxes.

Note G.

         Comprehensive income (loss) totaled $(11,241,000) and $2,540,000 for the three months ended June 29, 2002 and June 30, 2001, respectively, and $(135,987,000) and $(14,656,000) for the nine months ended June 29, 2002 and
June 30, 2001, respectively.  Comprehensive income (loss) consists of net income
(loss), foreign currency translation adjustments, and unrealized gains/losses on interest rate derivatives and marketable securities (net of income taxes).

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

                                       Three Months Ended   Nine Months Ended
                                      ------------------- ---------------------
                                       June 29, June 30,   June 29,   June 30,
                                        2002      2001      2002       2001
                                      --------- --------- ---------- ----------
                                               (Dollar amounts in millions)
Net sales
         Apparel Fabrics........       $  130.9  $  184.0   $ 376.9   $  566.3
         Interior Furnishings...           61.0      83.6     200.4      291.0
         Carpet.................           77.4      82.5     193.3      220.6
         Other..................            4.2       5.3      12.4       18.4
                                       --------  ---------  -------   --------
                                          273.5     355.4     783.0    1,096.3
         Less:
          Intersegment sales....           (3.8)     (4.3)    (10.6)     (19.5)
                                       --------  --------   -------   --------
                                       $  269.7  $  351.1   $ 772.4   $1,076.8
                                       ========  ========   =======   ========

Income (loss) before income taxes
         Apparel Fabrics........       $   (4.2) $    3.4   $ (33.4)   $  (2.7)
         Interior Furnishings...            0.2      (5.1)    (10.1)      (9.4)
         Carpet.................           13.0      16.8      26.3       39.3
         Other..................           (0.5)     (0.2)     (2.1)      (1.1)
                                       --------  --------   -------    -------
           Total reportable
         segments............               8.5      14.9     (19.3)      26.1
         Corporate expenses.....           (3.4)     (2.9)     (7.7)      (9.3)
         Restructuring and
           impairment charges...          (12.1)      0.3    (145.7)       0.1
         Interest expense.......           (8.7)    (17.6)    (31.2)     (54.8)
         Other (expense)
           income - net.........            1.6       7.3       2.9       16.0
         Reorganization items...           (5.1)        -     (19.9)         -
                                       --------- --------   -------    -------
                                       $  (19.2) $    2.0   $(220.9)   $ (21.9)
                                        ========  ========   =======    =======

         Intersegment net sales for the three months ended June 29, 2002 and June 30, 2001 were primarily attributable to Apparel Fabrics segment sales of $3.0 million and $2.9 million, respectively, and $0.8 million and $1.4 million included in the "Other" category, respectively. Intersegment net sales for the nine months ended June 29, 2002 and June 30, 2001 were primarily attributable to Apparel Fabrics segment sales of $8.2 million and $14.9 million, respectively, and $2.4 million and $4.6 million included in the "Other" category, respectively.

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

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $72.7 million, as adjusted by $5.0 million in the 2001 fiscal year. The components of the 2000 restructuring and impairment charge included the establishment of a $17.4 million reserve for severance benefit payments, write-downs for impairment of $45.7 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $9.6 million primarily for lease cancellation costs.

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
                                                  ======       =======

         Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through June 29, 2002, $0.2 million, $11.8 million and $8.1 million of such costs have been incurred and charged to operations during the 2002, 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

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

         (2) Eliminate unprofitable business. The former CasualWear segment sold its garment-making business in Aguascalientes, Mexico during the June 2002 quarter. Net sales and net operating loss for this business in fiscal year 2001 were $61.8 million and $6.3 million, respectively.

         (3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This will result in job reductions in division and corporate staff areas during the 2002 fiscal year.

         The closings and overhead reductions outlined above resulted in the elimination of approximately 600 jobs in the United States and 2,000 jobs in Mexico with severance benefits originally calculated for periods of up to 12 months from the termination date, depending on the employee's length of service. The Debtors obtained approval of the Bankruptcy Court for payment of severance benefits equal to one-half of the amounts payable under the Company's former severance policy. The Company recorded the adjustment of the severance liability in the December 2001 quarter.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $61.3 million, as adjusted by $3.2 million in the December 2001 quarter and $2.8 million in the June 2002 quarter. The components of the 2001 restructuring and impairment charge included the establishment of a $6.8 million reserve ($10.0 million as adjusted by $3.2 million in the December 2001 quarter) for severance benefit payments, write-downs for impairment of $47.6 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $6.9 million for lease cancellation and other exit costs expected to be paid through December 2002. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2001 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                 Severance    and Other
                                                 Benefits    Exit Costs
                                                 ---------  --------------

         September 2001 restructuring charge...   $ 10.0       $   6.9
         Payments..............................     (1.1)            -
                                                  ------       -------
         Balance at September 29, 2001.........      8.9           6.9
         Payments..............................     (3.9)         (0.3)
         Adjustments...........................     (3.2)            -
                                                  ------       --------
         Balance at December 29, 2001..........      1.8           6.6
         Payments..............................     (1.8)         (3.4)
                                                  ------       -------
         Balance at March 30, 2002.............        -           3.2
         Payments..............................        -          (0.3)
                                                  ------       --------
         Balance at June 29, 2002.............    $    -       $   2.9
                                                  ======       =======

         Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through June 29, 2002, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

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

         (3) Rationalize its manufacturing base - The Company will reduce its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization will result in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions will occur at the Raeford, North Carolina plant, and company-wide overhead reductions will take place.

         (4) During the June 2002 quarter, the Company sold its bedding and window consumer products businesses to Springs Industries, Inc. and entered into an agreement to supply jacquard and decorative fabrics for certain of Springs' home furnishing product lines. Also, the Company sold certain assets, inventory and intellectual properties of its upholstery fabrics business to Tietex International Ltd. These sales will enable the Company to focus its resources on growing its interior fabrics business.

         The closings and overhead reductions outlined above will result in the elimination of approximately 4,400 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         In the December 2001 quarter, the Company recognized an impairment charge of $60.7 million primarily related to long-lived assets at the Stonewall Mississippi plant location, and $1.7 million for other charges. In the March 2002 quarter, the Company recognized an impairment charge of $74.5 million, which included the establishment of a $9.9 million reserve for severance benefit payments, write-downs for impairment of $63.4 million related to long-lived assets resulting from the restructuring and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. In the June 2002 quarter, the Company recognized an impairment charge of $14.9 million, which included the establishment of a $2.2 million reserve for severance benefit payments and write-downs for impairment of $12.7 million related to long-lived assets resulting from the restructuring. Although the lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                 Severance    and Other
                                                  Benefits    Exit Costs
                                                 ---------  -------------

         March 2002 restructuring charge.......   $  9.9       $   1.2
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at March 30, 2002.............      9.5           1.2
         June 2002 restructuring charge........      2.2             -
         Payments..............................     (4.1)         (0.3)
                                                  ------      --------
         Balance at June 29, 2002..............   $  7.6      $    0.9
                                                  ======      =========

         Other  estimated  expenses  of  $20-30  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) will be charged to operations as incurred. Through June 29, 2002, $14.2 million of such costs have been incurred and charged to operations during the 2002 fiscal year, consisting primarily of losses on inventories.

         Assets that have been sold, or are held for sale at June 29, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 18 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business under procedures established by the Bankruptcy Court.

Note K.

         The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance. The change in the valuation allowance relates to deferred tax assets on net operating loss ("NOL") carryforwards. Realization of deferred tax assets relating to state NOL carryforwards is contingent on future taxable earnings in the U.S. state tax jurisdictions. It is management's opinion that it is more likely than not that some portion of the U.S. state deferred tax assets will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. The valuation allowance related to the federal NOL carryforward recorded in the first quarter of fiscal 2002 ($12.8 million) was reversed in the March 2002 quarter due to the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, which changed the federal carryback period from 2 to 5 years (see "Liquidity and Capital Resources"in Management's Discussion and Analysis of Results of Operations and Financial Condition). Based on the Company's taxable loss for the first nine months of the 2002 fiscal year, the Company has recorded a tax benefit and current asset of $24.4 million for federal income tax refunds expected to be received in fiscal year 2003 as a result of the longer carryback period. Operating loss and tax credit carryforwards with related tax benefits of $11.7 million (net of $9.0 million valuation allowance) at June 29, 2002 and $38.7 million (net of $7.4 million valuation allowance) at September 29, 2001, expire from 2003 to 2021.

Note L.

         Following is unaudited condensed combined financial information of the Debtors as of and for the nine months ended June 29, 2002 (in thousands). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information for each of the Debtor subsidiaries are not presented because such financial information would not provide relevant material additional information to users of the consolidated financial statements of Burlington Industries, Inc.

   Earnings data:
         Revenue.............................  $  767.2
         Gross profit........................      86.6
         Net loss............................    (150.7)
   Balance sheet data:
         Current assets......................  $  387.1
         Noncurrent assets...................     538.4
         Current liabilities.................     566.7
         Noncurrent liabilities..............     425.2

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

         During the pendency of the Chapter 11 Cases, the Debtors may with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected on the Debtors' financial statements. The Debtors are in the process of reviewing (a) their operations and identifying assets for disposition, (b) their executory contracts and unexpired leases to determine which, if any, they will reject as permitted by the Bankruptcy Code, and (c) claims against the Debtors submitted by claimants on or before July 22, 2002, the date established by the Bankruptcy Court. The Debtors cannot presently or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or other asserted claims, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 Cases.

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

         (3) Rationalize its manufacturing base - The Company will reduce its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization will result in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions will occur at the Raeford, North Carolina plant, and company-wide overhead reductions will take place.

         (4) During the June 2002 quarter, the Company sold its bedding and window consumer products businesses to Springs Industries, Inc. and entered into an agreement to supply jacquard and decorative fabrics for certain of Springs' home furnishing product lines. Also, the Company sold certain assets, inventory and intellectual properties of its upholstery fabrics business to Tietex International Ltd. These sales will enable the Company to focus its resources on growing its interior fabrics business.

         The closings and overhead reductions outlined above will result in the elimination of approximately 4,400 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         In the December 2001 quarter, the Company recognized an impairment charge of $60.7 million primarily related to long-lived assets at the Stonewall Mississippi plant location, and $1.7 million for other charges. In the March 2002 quarter, the Company recognized an impairment charge of $74.5 million, which included the establishment of a $9.9 million reserve for severance benefit payments, write-downs for impairment of $63.4 million related to long-lived assets resulting from the restructuring and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. In the June 2002 quarter, the Company recognized an impairment charge of $14.9 million, which included the establishment of a $2.2 million reserve for severance benefit payments and write-downs for impairment of $12.7 million related to long-lived assets resulting from the restructuring. Although the lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                 Severance    and Other
                                                 Benefits     Exit Costs
                                                 ---------  -------------

         March 2002 restructuring charge.......   $  9.9       $   1.2
         Payments..............................     (0.4)            -
                                                  ------       -------
         Balance at March 30, 2002.............      9.5           1.2
         June 2002 restructuring charge........      2.2             -
         Payments..............................     (4.1)         (0.3)
                                                  ------      --------
         Balance at June 29, 2002..............   $  7.6      $    0.9
                                                  ======      =========

         Other  estimated  expenses  of  $20-30  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) will be charged to operations as incurred. Through June 29, 2002, $14.2 million of such costs have been incurred and charged to operations during the 2002 fiscal year, consisting primarily of losses on inventories.

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

Comparison of Three Months ended June 29, 2002 and June 30, 2001.

         NET SALES: Net sales for the third quarter of the 2002 fiscal year were $269.7 million, 23.2% lower than the $351.1 million recorded for the third quarter of the 2001 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $30.7 million and $43.0 million in the fiscal 2002 and 2001 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the third quarter of the 2002 fiscal year were $130.9 million, 28.9% lower than the $184.0 million recorded in the third quarter of the 2001 fiscal year. This decrease was due primarily to lower volume, partially due to planned reductions resulting from restructuring plans.

         Interior Furnishings: Net sales of products for interior furnishings markets for the third quarter of the 2002 fiscal year were $61.0 million, 27.0% lower than the $83.6 million recorded in the third quarter of the 2001 fiscal year. Excluding $11.4 million sales reduction due to the sale of the tufted area rug and printed mats businesses, net sales of the interior furnishings segment were 15.5% lower than in the prior year. This decrease was primarily due to 14.3% lower volume, partially due to planned reductions resulting from restructuring plans, and 1.2% lower selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the third quarter of the 2002 fiscal year were $77.4 million, 6.2% lower than the $82.5 million recorded in the third quarter of the 2001 fiscal year. This decrease was primarily due to 4.2% lower volume and 2.0% lower selling prices and product mix. Lower sales volume was principally due to corporate business customers' budget reductions or postponements.

         Other: Net sales of other segments for the third quarter of the 2002 fiscal year were $4.2 million compared to $5.3 million recorded in the third quarter of the 2001 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

         SEGMENT INCOME (LOSS): Total reportable segment income for the third quarter of the 2002 fiscal year was $8.5 million compared to $14.9 million for the third quarter of the 2001 fiscal year.

         Apparel Fabrics: Income (loss) of the Apparel Fabrics segment for the third quarter of the 2002 fiscal year was $(4.2) million compared to $3.4 million recorded for the third quarter of the 2001 fiscal year. This decrease was due primarily to $3.5 million lower margins due to volume, $3.0 million deterioration in manufacturing performance due to lower volume and restructuring, and $9.2 million of run-out expenses related to restructuring, partially offset by $2.4 million higher margins due to product mix, $2.3 million higher equity earnings from joint ventures and $3.6 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs.

         Interior Furnishings: Income (loss) of the interior furnishings products segment for the third quarter of the 2002 fiscal year was $0.2 million compared to $(5.1) million recorded for the third quarter of the 2001 fiscal year. This increase was due primarily to $6.7 million of improved manufacturing performance and lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, $0.7 million lower raw material costs, and the absence of losses of $0.9 million associated with the tufted area rug and printed mats businesses sold in February and June 2001, partially offset by $3.1 million lower margins due to volume and price/mix.

         Carpet: Income of the Carpet segment for the third quarter of the 2002 fiscal year was $13.0 million compared to $16.8 million recorded for the third quarter of the 2001 fiscal year. This decrease was due primarily to $0.6 million lower margins due to volume and product/mix, $3.5 million deterioration in manufacturing performance due to lower volume, partially offset by $0.4 lower selling, general and administrative expenses resulting from lower sales volume.

         Other: Losses of other segments for the third quarter of the 2002 fiscal year were $(0.5) million compared to $(0.2) million recorded for the third quarter of the 2001 fiscal year. This resulted primarily from the deterioration of results in the transportation business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $3.4 million for the third quarter of 2002 compared to $2.9 million for the third quarter of the 2001 fiscal year. This increase is due higher corporate consulting fees.

         OPERATING INCOME BEFORE INTEREST AND TAXES: Before the provisions for restructuring and impairment, operating income before interest and taxes for the third quarter of the 2002 fiscal year would have been $4.4 million compared to $13.6 million for the third quarter of the 2001 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the third quarter of the 2002 fiscal year was $8.7 million, or 3.2% of net sales, compared with $17.6 million, or 5.0% of net sales, in the third quarter of the 2001 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $14.1 million), lower borrowing levels and interest rates, partially offset by higher amortization of fees associated with new bank credit facilities.

         OTHER EXPENSE (INCOME): Other income for the third quarter of the 2002 fiscal year was $1.6 million, consisting principally of interest income of $0.7 million and gains on the disposal of assets of $0.9 million. Other income for the third quarter of the 2001 fiscal year was $7.3 million, consisting principally of interest income, including interest of $6.3 million related to refunds of value-added taxes in Mexico.

         REORGANIZATION ITEMS: During the third quarter of the 2002 fiscal year, the Company recognized a net pre-tax charge of $5.1 million associated with the Chapter 11 Cases. The Company incurred $2.8 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $2.3 million was recorded for service rendered to date related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax expense (benefit) of $(8.0) million was recorded for the third quarter of the 2002 fiscal year in comparison with $0.5 million for the third quarter of the 2001 fiscal year. The total income tax expense (benefit) for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both the 2002 and 2001 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized (see "Liquidity and Capital Resources" below). The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE: Net loss for the third quarter of the 2002 fiscal year of $(11.2) million, or $(0.21) per share, included a net charge of $(0.27) per share related to restructuring and run-out costs and $(0.06) per share related to reorganization items. Net income of $1.5 million, or $0.03 per share, for the third quarter of the 2001 fiscal year included a net charge of $(0.03) per share related to restructuring and run-out costs from the 2000 restructuring, $(0.02) per share loss from the Unifi joint venture, and interest income of $0.09 per share related to refunds of value-added taxes in Mexico.

Comparison of Nine Months ended June 29, 2002 and June 30, 2001.

         NET SALES: Net sales for the first nine months of the 2002 fiscal year were $772.4 million, 28.3% lower than the $1,076.8 million recorded for the first nine months of the 2001 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $93.2 million and $124.0 million in the fiscal 2002 and 2001 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the first nine months of the 2002 fiscal year were $376.9 million, 33.4% lower than the $566.3 million recorded in the first nine months of the 2001 fiscal year. This decrease was due primarily to 32.8% lower volume, partially due to planned reductions resulting from restructuring plans, and 0.6% lower selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first nine months of the 2002 fiscal year were $200.4 million, 31.1% lower than the $291.0 million recorded in the first nine months of the 2001 fiscal year. Excluding $55.8 million sales reduction due to the sale of the tufted area rug and printed mats businesses, net sales of the interior furnishings segment were 14.8% lower than in the prior year. This decrease was primarily due to 14.4% lower volume, partially due to planned reductions resulting from restructuring plans, and 0.4% lower selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the first nine months of the 2002 fiscal year were $193.3 million, 12.4% lower than the $220.6 million recorded in the first nine months of the 2001 fiscal year. This decrease was primarily due to 10.2% lower volume and 2.2% product mix. Lower sales volume was principally due to corporate business customers' budget reductions or postponements.

         Other: Net sales of other segments for the first nine months of the 2002 fiscal year were $12.4 million compared to $18.4 million recorded in the first nine months of the 2001 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

         SEGMENT INCOME (LOSS): Total reportable segment income (loss) for the first nine months of the 2002 fiscal year was $(19.3) million compared to $26.1 million for the first nine months of the 2001 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the first nine months of the 2002 fiscal year was $(33.4) million compared to $(2.7) million recorded for the first nine months of the 2001 fiscal year. This decrease was due primarily to $14.7 million lower margins due to volume and price/mix, $18.5 million deterioration in manufacturing performance, primarily in fixed overhead absorption, due to lower volume and restructuring, and $7.6 million of run-out expenses related to restructuring, partially offset by $3.3 million lower raw material costs, $0.7 million higher equity earnings from joint ventures, and $6.1 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs. The Company settled a dispute with a joint venture partner in the first quarter of the 2002 fiscal year that was principally offset by an impairment charge in the value of its investment.

         Interior Furnishings: Loss of the interior furnishings products segment for the first nine months of the 2002 fiscal year was $(10.1) million compared to $(9.4) million recorded for the first nine months of the 2001 fiscal year. This increased loss was due primarily to $15.5 million lower margins due to volume and price/mix, partially offset by $4.1 million improvement in manufacturing performance due to restructuring, $3.3 million lower raw material costs, $2.7 million of lower selling, general and administrative expenses resulting from cost reduction programs and the absence of losses of $4.7 million associated with the tufted area rug and printed mats businesses sold in February and June 2001.

         Carpet: Income of the Carpet segment for the first nine months of the 2002 fiscal year was $26.3 million compared to $39.3 million recorded for the first nine months of the 2001 fiscal year. This decrease was due primarily to $8.8 million lower margins due to volume and product/mix, $3.7 million deterioration in manufacturing performance, primarily due to lower volume, and higher raw material costs of $0.5 million.

         Other: Losses of other segments for the first nine months of the 2002 fiscal year were $(2.1) million compared to $(1.1) million recorded for the first nine months of the 2001 fiscal year. This resulted primarily from the deterioration of results in the transportation business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $7.7 million for the first nine months of 2002 compared to $9.3 million for the first nine months of the 2001 fiscal year. This reduction is due to the cost reductions in the current year resulting from the 2001 and 2002 restructuring plans, partially offset by higher corporate consulting fees.

         OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES: Before the provisions for restructuring and impairment, operating income (loss) before interest and taxes for the first nine months of the 2002 fiscal year would have been $(28.4) million compared to $16.1 million for the first nine months of the 2001 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the first nine months of the 2002 fiscal year was $31.2 million, or 4.0% of net sales, compared with $54.8 million, or 5.1% of net sales, in the first nine months of the 2001 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $44.8 million), lower borrowing levels and interest rates, partially offset by higher amortization of fees associated with new bank credit facilities.

         OTHER EXPENSE (INCOME): Other income for the first nine months of the 2002 fiscal year was $2.9 million consisting principally of interest income of $2.0 million and gains on the disposal of assets of $0.9 million. Other income for the first nine months of the 2001 fiscal year was $16.0 million consisting principally of gains on the disposal of assets of $5.0 million and interest income of $11.0 million, including interest of $6.3 million related to refunds of value-added taxes in Mexico.

         REORGANIZATION ITEMS: During the first nine months of the 2002 fiscal year, the Company recognized a net pre-tax charge of $19.9 million associated with the Chapter 11 Cases. Approximately $3.6 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swap agreements in default as a result of the Chapter 11 Cases. In addition, the Company incurred $10.5 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $5.8 million has been recorded for service rendered to date related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax benefit of $(84.0) million was recorded for the first nine months of the 2002 fiscal year in comparison with $(7.5) million for the first nine months of the 2001 fiscal year. The total income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation ("FSC"). The change in the valuation allowance for both the 2002 and 2001 periods relate to deferred tax assets on net operating loss ("NOL") carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The valuation allowance related to the federal NOL carryforward recorded in the first quarter of fiscal 2002 ($12.8 million) was reversed in the March 2002 quarter due to the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, which changed the federal carryback period from 2 to 5 years (see "Liquidity and Capital Resources" below). The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization ("WTO").

         NET LOSS AND LOSS PER SHARE: Net loss for the first nine months of the 2002 fiscal year of $(136.8) million, or $(2.57) per share, included a net charge of $(1.88) per share related to restructuring and run-out costs and $(0.23) per share related to reorganization items. Net loss of $(14.4) million, or $(0.27) per share, for the first nine months of the 2001 fiscal year included a net charge of $(0.13) per share related to restructuring and run-out costs from the 2000 restructuring, $0.01 per share gain from the Unifi joint venture, interest income of $0.09 per share related to refunds of value-added taxes in Mexico and a net gain of $0.06 per share related to the sale of assets.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2002. See Note A of the Notes to Consolidated Financial Statements.

         During the first nine months of the 2002 fiscal year, the Company generated $91.4 million of cash from operating activities and $49.2 million from sales of assets and other investing activities. Cash was primarily used for net payments of debt and financing fees of $117.0 million and capital expenditures of $8.3 million. At June 29, 2002, total debt of the Company not subject to compromise was $464.6 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $102.7 million. At September 29, 2001, total debt was $874.0 million and cash on hand totaled $87.5 million.

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

         During the first nine months of the 2002 fiscal year, investment in capital expenditures totaled $8.3 million, compared to $21.0 million during the first nine months of the 2001 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2002 will total approximately $15 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         Tax matters. The Company's results of operations and cash position for the current fiscal year have been, and for future years, may be, materially affected by certain changes in U. S. income tax laws and by actions that the Company is planning to take. Tax related impacts fall into three categories:

         (1) TAX REFUNDS. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. To date, the Company has applied for and received income tax refunds under these changes of $35.5 million and expects to receive additional refunds applied for of $6.3 million during September 2002. As of June 28, 2002, the Company has approximately $61 million of additional tax refunds available from the extended carryback period. Based upon its 2002 fiscal year expected losses and the potential tax deduction discussed below, the Company anticipates the remaining refunds could be received following the filing of its 2002 tax return.

         (2) TAX DEDUCTION FOR BASIS IN SUBSIDIARY STOCK. As part of its strategic realignment of assets and business restructuring announced in January, the Company terminated its domestic denim manufacturing operations and has closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These actions, coupled with the associated indebtedness of the subsidiary in which such business operated, may qualify for treatment as a tax deduction. In a motion to be filed on August 8, 2002, the Company intends to seek permission of the U.S. Bankruptcy Court to take certain actions which would allow it to claim a federal income tax deduction for the tax basis of the subsidiary's stock, resulting in a deduction for tax purposes only of approximately $300 million. The Company will use this tax deduction and current year operating losses to offset remaining income in the 5-year carryback period, which would result in the $61 million income tax refund mentioned above following the filing of its 2002 tax return. Additional benefits from the unutilized tax deduction would be a tax loss carryforward (which could range from $100 million to $200 million), which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization.

         (3) IRS CLAIM. The IRS has filed a claim of approximately $20.8 million against the Company in its Chapter 11 proceeding, relating to income tax issues raised in an examination of the Company's federal income tax returns with respect to tax years 1995-1997. The IRS and the Company are presently engaged in discussions to resolve such claim.

         DIP Financing Facility. On December 12, 2001, the Bankruptcy Court approved the DIP Financing Order. The DIP Financing Order authorized the Debtors to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure a DIP Financing Facility. Under the terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility. At August 1, 2002, principal amount of $0.0 million was outstanding and the Company had approximately $186.7 million in unused capacity available under this Facility.

         2000 Bank Credit Agreement. On December 5, 2000, the Company entered into a secured amended bank credit agreement ("2000 Bank Credit Agreement") which amended and extended an earlier unsecured revolving credit facility (the "1995 Bank Credit Agreement"). The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provided for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provided short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company paid an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under the 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001. In addition, the DIP Financing Order requires that 50% of the first $25 million of proceeds from sales of certain assets be used to repay specified borrowings under the 2000 Bank Credit Agreement. The Company has applied $12.5 million of asset sale proceeds to reduce borrowings under the 2000 Bank Credit Agreement in full satisfaction of this requirement.

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

Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims, environmental claims and other lawsuits pending against them, and also have certain guarantees of debt of equity investees ($11.5 million at June 29, 2002) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation and claims based on the Company's assessment of the possible outcome of such claims, including the possibility of settlement.

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

Forward-Looking Statements

       With the exception of historical information, the statements contained in this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, the following: the success of the Company's overall business strategy, including successful implementation of the Company's restructuring plan and successful development and implementation of the Company's plan of reorganization; the impact that the Company's Chapter 11 filing may have on the Company's relationships with its principal customers and suppliers; the risk that the bankruptcy court overseeing the Company's Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company; actions that may be taken by creditors and other parties in interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 proceedings; the risk that the cash generated by the Company from operations, asset sales and the cash received by the Company under its debtor-in-possession financing facility will not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors, other parties in interest and the bankruptcy court; senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business; the risk that the Company will have difficulty attracting and retaining top management and other personnel as a result of the Chapter 11 proceedings; successful development and implementation of the Company's plan of reorganization and restructuring plan may require that the Company's business change materially from the Company's current business and operations as described in this report; the Company's success may depend in part on the goodwill associated with, and protection of, the brand names and other intellectual property rights of the Company and its affiliates; global economic activity and the implications thereon after the attacks on September 11 and the U.S. government's response thereto; the success of the Company's expansion of sourcing activities in other countries; the demand for textile products; the cost and availability of raw materials and labor; governmental legislation and regulatory changes including the recently enacted U.S. legislation granting the President trade promotion authority; the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime; the level of the Company's indebtedness, ability to borrow and exposure to interest rate fluctuations; and the Company's access to capital markets will likely be limited for the foreseeable future.

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

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  August 7, 2002                      Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  August 7, 2002                      Carl J. Hawk
                                           Controller