Form 10-K
period 2002-09-28
BURLINGTON INDUSTRIES INC /DE/
filed 2002-12-24
CIK 870213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

Commission file number 1-10984

BURLINGTON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1584586
(State of incorporation)	(I.R.S. Employer Identification No.)

3330 West Friendly Avenue Greensboro, N.C.	27410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 379-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of December 5, 2002, the aggregate market value of Registrant’s voting stock held of record by nonaffiliates of Registrant was approximately $3,457,491 (based upon the closing price on the Over the Counter Bulletin Board on that date), excluding Treasury shares and, without acknowledging affiliate status, 513,670 shares held beneficially by Directors and executive officers as a group.

As of December 5, 2002, there were outstanding 53,705,839 shares of Registrant’s Common Stock, par value $.01 per share, and 454,301 shares of Registrant’s Nonvoting Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, references to “Burlington” or the “Company” include Burlington Industries, Inc. and its subsidiaries, and, where relevant, its participation in joint venture companies. References to “Debtors” include Burlington Industries, Inc. and certain of its domestic subsidiaries that have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Forward-Looking Statements

With the exception of historical information, the statements contained in this report include statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, the following:

* The success of the Company’s overall business strategy, including successful implementation of the Company’s restructuring plan and successful development and implementation of the Company’s plan of reorganization.

* The impact that the Company’s Chapter 11 proceeding may have on the Company’s relationships with its principal customers and suppliers.

* The risk that the bankruptcy court overseeing the Company’s Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company.

* Actions that may be taken by creditors and other parties in interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company’s Chapter 11 proceedings.

* The risk that the cash generated by the Company from operations, asset sales and the cash received by the Company under its debtor-in-possession financing facility will not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors, other parties in interest and the bankruptcy court.

* The Company’s ability to utilize tax losses and to obtain and retain tax refunds received in 2002 or to be received in 2003.

* Senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management’s ability to focus on the operation of the Company’s business.

* The risk that the Company will have difficulty attracting and retaining top management and other personnel as a result of the Chapter 11 proceedings.

* Successful development and implementation of the Company’s plan of reorganization and restructuring plan may require that the Company’s business change materially from the Company’s current business and operations as described in this report.

* The Company’s success may depend in part on the goodwill associated with, and protection of, the brand names and other intellectual property rights of the Company.

* Global economic activity and the implications thereon of (i) the attacks on September 11 and the U.S. government’s response thereto and (ii) the possibility of armed conflict with Iraq.

* The success of the Company’s development of a global sourcing business structure and the risk of a greater dependence upon outside suppliers

* The demand for textile products.

* The cost and availability of raw materials and labor.

* Governmental legislation and regulatory changes.

* The long-term implications of regional trade blocs; the effect of quota phase-out and lowering of tariffs under the WTO trade regime; and the possible significant further reduction or elimination of tariffs in the WTO Doha Round.

* The level of the Company’s indebtedness, ability to borrow and exposure to interest rate fluctuations.

* The Company’s access to capital markets will likely be limited for the foreseeable future.

* The ability of the Company’s customers to remain competitive in the face of changing national and international trade and tariff laws and regulations.

* The highly competitive nature of the global and United States textile industries and the Company’s ability to compete in this environment.

PART I

Item 1.    Business

General

The Company is one of the world’s most diversified manufacturers of softgoods for apparel and interior furnishings. It is a leading developer, marketer and manufacturer of fabrics and other textile products used in a wide variety of apparel and interior furnishings end uses. During the fiscal year ended September 28, 2002, the Company was organized in three industry segments: Apparel Fabrics, Interior Furnishings and Carpets.

In December 2001, the Company announced that, as part of the reorganization discussed in detail below, its PerformanceWear and CasualWear divisions were to be merged into one apparel fabrics division, Burlington Apparel Fabrics. In January 2002, the Company announced a comprehensive reorganization of its apparel fabrics group, in which all products would be offered under one organization “Burlington WorldWide” and would include products sourced from international mill partners. Significant reductions in North American capacity have been implemented as part of this reorganization. The Company also determined as part of its reorganization to exit the consumer products portion of its interior furnishings businesses; the transactions implementing this decision are described below. See also “2002 Restructuring and Impairment” and “2001 Restructuring and Impairment” in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note C to Notes to Consolidated Financials Statement for details of the reorganization plan and its financial impact.

As of September 28, 2002, the Company operated 9 U.S. manufacturing plants in two states and two manufacturing plants in Mexico. It also held a 50% interest in two joint ventures: one in India with one manufacturing plant and one in Mexico with one manufacturing plant, and held a minority interest in a U.S. yarn manufacturing venture. It also owns a 50.1% interest in Nano-Tex, LLC, a California limited liability company (“Nano-Tex”) engaged in research activities directed to enhancing the performance characteristics of textile products. At September 28, 2002, the Company employed approximately 7,600 persons.

Proceedings Under Chapter 11 of the Bankruptcy Code

On November 15, 2001 (the “Petition Date”), the Company and certain of its domestic subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case Nos. 01-11282 through 01-11306) (the “Bankruptcy Court”). The Chapter 11 cases pending for the Debtors (the “Chapter 11 Cases”) are being jointly administered for procedural purposes only. International operations, joint venture partnerships, Nano-Tex, LLC, Burlington WorldWide Limited and certain other subsidiaries were not included in the filing.

In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, and (v) authorize payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses. On November 15, 2001, the Bankruptcy Court also entered an interim order (the “Interim DIP Financing Order”) authorizing the Debtors to enter into a debtor-in-possession financing facility (the “DIP Financing Facility”) with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On December 12, 2001, the Bankruptcy Court entered a final order (the “Final DIP Financing Order”) approving the DIP Financing Facility and authorizing the Debtors to utilize up to $190 million, including up to $50 million for post petition letters of credit, under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment under the DIP Financing Facility to $100.0 million. At December 11, 2002, there were no borrowings outstanding under the DIP Financing Facility other than issuances of letters of credit, and the Company had approximately $83.5 million in unused capacity available under this Facility. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — DIP Financing.”

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims filed or to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The initial exclusive period of the Debtors to file a plan for reorganization expired on March 15, 2002; and subsequent rulings by the Bankruptcy Court have extended this period to January 31, 2003. If the Debtors fail to obtain an extension of the exclusive period or file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the parties entitled to vote on the plan during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to the parties entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each class of parties entitled to vote, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each class of parties entited to vote has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any class of parties entitled to vote does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of parties entitled to vote if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management believes that it has substantially completed the restructuring steps it has identified as necessary and is evaluating the elements of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by parties entitled to vote and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain asset sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court, including in all instances for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing claims submitted as of the July 22, 2002 “bar date” and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts which are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. See “Forward-Looking Statements.”

The description of the Debtors’ business and operations set forth below is materially different from the operations at the commencement of the fiscal year and may be further impacted by the ultimate plan of reorganization adopted.

Products for Apparel Markets

During the fiscal year, the Company completed the reorganization of its apparel fabrics manufacturing businesses into one organization, Burlington Apparel Fabrics, and established Burlington WorldWide as the global marketing organization for all apparel fabric products, including those sourced from international mill partners. This structure permits the Company to offer its customers a broader range of products and to service their apparel assembly and sourcing needs worldwide. The Company recently named Peter Liu of its Hong Kong office as President of this business.

The Company is a manufacturer of woven worsted and worsted blend fabrics, as well as woven synthetic fabrics made with 100% polyester, 100% nylon and polyester or nylon blended with wool, rayon, lycra or other fibers, supplied to manufacturers of a wide variety of apparel, activewear and barrier products servicing six distinct customer groups:

•	Menswear — Clothing: Fabrics of worsted wool, synthetics and blends designed for the increasingly diverse needs in men’s jackets, suits and formal wear.

•	Menswear — Trousers: Fabrics made from worsted wool, synthetics and blends for use in men’s slacks and shorts, from business to casual application.

•	Womens Wear: Fabric styles for a wide variety of end-uses in the “moderate” and “better” women’s market.

•	Raeford®: A diverse product line, from tailored fabrics to performance fabrics, for uniform and career apparel.

•	ActiveWear: Fabrics with waterproof, water repellent, breathable and moisture management characteristics used by makers of outerwear and high performance sportswear and activewear.

•
Barrier Products: Fabrics for the reusable health care market and contamination control environments. Lightweight, reusable, protective barrier fabrics under the Maxima® brand name are marketed to makers of, among other things, clothing worn by hospital personnel and by industrial workers who are required to work in clean and static-free environments.

The Company is also a manufacturer of denim fabrics, focusing on fashion, value-added, specialty products. It produces a diversified product line that services the major brands with innovative and engineered products for denim customization. From plants in Mexico and India, it supplies segments of the branded, designer and private label business. The India denim plant is a 50/50 joint venture with Mafatlal Industries Limited. A Mexican cotton yarn plant, which is a 50/50 joint venture with Parkdale Mills Incorporated, principally supplies the Company’s Mexican denim facility.

During the 2002 fiscal year the Company sold a jeans sewing plant and has exited a 50/50 denim jeans processing joint venture. During 2001, the Company exited the woven shirting fabrics business and closed its facilities in Mexico that developed these products and its offering of shirts made therefrom. The capacity reductions undertaken in 2002 are designed to focus the Company’ remaining production on products which can be competitive in North America.

The Company owns a minority interest in a joint venture that manufactures and sells textured polyester yarn.

Products for Interior Furnishings Markets

The Company has historically operated as a vertical manufacturer and marketer of ready-made and made-to-measure draperies, bedroom ensembles and coordinating window coverings, bath accessories and residential upholstery fabrics (collectively, “Consumer Products”), and mattress ticking, and decorative fabrics for use by makers of products for the home, office, hospitality and healthcare markets. As part of its reorganization in the 2002 fiscal year, the Company determined to exit its Consumer Products businesses because of the complexities of operating these businesses and the declining competitiveness of assembly operations in North America. Exiting the Consumer Products portion of this business segment permits the Company to focus on its expertise in the design and manufacture of jacquard fabrics. These changes were effected as follows:

In May 2002, the Company sold to Springs Industries, Inc. (“Springs”) its ready-made and made-to-measure draperies, bedroom ensembles and coordinating window coverings lines, sold under the Burlington House® name to department and specialty stores, and under the American Lifestyle™ name to discount stores and on a private label basis to several major retailers. The Company will continue to be a leading supplier of jacquard fabrics for these products, and under a long term contract, will be the exclusive supplier of certain jacquard fabrics to Springs for its consumer products and has entered into a royalty-bearing license of the Burlington House® and American Lifestyle™ names to Springs for use on these and other consumer product lines.

In June 2002, the Company sold its business which manufactures woven jacquard and textured fabrics for residential upholstered furniture to Tietex International and also licensed the Burlington Houseñ name to the purchaser for use on products in this field.

In a third transaction during the 2002 fiscal year, the Company sold its bath accessories inventories, which included shower curtains plus resin, ceramic and wood bathroom accessories.

With the completion of these three transactions, the Interior Furnishings business is positioned to focus a simplified manufacturing base on the exploitation of its jacquard weaving expertise. These activities consist principally of (1) woven jacquard mattress ticking (primarily damasks) sold to all major domestic manufacturers of mattresses for both the residential and institutional markets; (2) woven jacquard and other decorative residential fabrics sold to Springs and other manufacturers of bedding and window products for the home; and (3) woven jacquard and flame resistant fabrics used by manufacturers of office, hospitality and healthcare products (bedding, window coverings, draperies, panel fabric and upholstery fabric). The Interior Furnishings business maintains offices in Europe, Turkey, India, Pakistan and Australia to promote its products and facilitate sourcing of products to supplement U.S. production and satisfy customers’ global needs.

During 2001, the Company exited the tufted area and bath rug business by selling its facilities located in Monticello, Arkansas. The Company also sold its decorative mats business, marketed under the Bacova® name.

Carpet Products

The Company is a leading domestic manufacturer of tufted synthetic carpet for commercial uses, comprised of broadloom carpet, carpet tiles and six-foot vinyl-backed carpet. It produces and sells a wide variety of standard and custom commercial carpet products under the Company’s Lees® brand name primarily for use in offices, institutions, airports, hotels, schools, stores and health care facilities. The Company’s commercial carpet products are sold in the middle to high priced segments of the commercial carpet market, and are marketed by the Lees sales force through dealers, architects and designers to commercial end users.

The Company developed and patented a yarn dyeing process that permits the production of carpeting that resists staining and fading on a permanent basis. Products incorporating this dyeing technology, which are marketed under the Duracolor® name, represent a substantial portion of current carpet sales. Because there are competing products in the market offering non-permanent stain protection, the Company has taken action from time to time to legally defend this patented dyeing technology. The Company also has developed and markets a proprietary thermoplastic carpet backing process for commercial carpets, known as Unibond®, which enhances the carpet’s durability. Lees recently introduced Unibond RE™ backing, a product which exceeds the U.S. Green Building Council’s L.E.E.D. standards for post-consumer recycled content. In 2001, the Company introduced two new products in resilient flooring, Metafloor™ and Neofloor™ floorcoverings. Metafloor™ flooring was awarded repeat Gold Awards in 2001 and 2002 at Neocon, the premier contract furnishings show, while Neofloor™ was recognized with a Building Innovations Award in 2001.

The Company’s yarn dyeing capability facilitates the offering of carpeting in a wide range of colors. Through its Colorfax® program, the Company offers customers the ability to order sample yardage manufactured to their exact color specifications. In addition, the Company offers high quality digital product simulations, known as Techno-Image ™. These provide customers with custom design and color direction and are marketed by the Company under its Accelerated Design System ™ (ADS) program. Techno-Image™ digital product simulations are deliverable within 48 hours of request.

Nano-Tex, LLC

In 1998, the Company invested in Nano-Tex, LLC, a California start-up limited liability company developing novel chemistry directed to enhancing the performance characteristics of textile products. In 1999, the Company purchased a controlling interest and entered into an agreement that gives the Company voting control over the board of directors of Nano-Tex and the right to maintain its ownership interest in the event of new equity financing of Nano-Tex in specified circumstances. To date Nano-Tex’s research has produced four products which are being used in commercial production. Of these, its NANO-CAREñ stain resistant, easy care finishes for cotton products has enjoyed the widest acceptance, winning TIME magazine’s award as one of the top innovations of 2002 for its use in slacks. See “Research and Development.”

Nano-Tex’s business model is to operate as a “virtual” company without manufacturing assets. Nano-Tex licenses its technology and brand names to textile mills and to finished retail product makers and retailers. It contracts for the manufacture of the chemicals imparting the technology with independent specialty chemical makers. Burlington has a perpetual right to the use of Nano-Tex inventions in Burlington’s product fields at a discounted royalty rate. Burlington has adopted Nano-Tex enhancements in the majority of its apparel and many of its interior furnishings product offerings. Nano-Tex is engaged in product development trials with mills in North America, Europe, Turkey, India and Asia, and has executed license agreements to produce products with 14 of these mills.

Burlington is also the worldwide marketing agent for Nano-Tex, with the exception of marketing agent agreements for its products with third parties in Europe and Japan. In Asia (other than Japan), Burlington WorldWide, through its Hong Kong office and U.S. based technicians, is managing the marketing and transfer of Nano-Tex enhancements to a broad base of Asian mills. Shipment of products from this network has commenced.

Financial Information Concerning Industry Segments

Reference is made to Note P to the Notes to Consolidated Financial Statements for information concerning industry segments for the Company’s 2002, 2001 and 2000 fiscal years. See “Item 8 — Financial Statements and Supplementary Data.”

Exports

The Company’s exports were 12.1 % of revenues in fiscal year 2002, with export sales of $120.0 million; of these sales, $64.9 million were to Mexico and Canada. The Company’s export sales were $160.7 million in fiscal year 2001 and $179.1 million in fiscal year 2000.

Operations

The Company’s domestic operations are organized primarily by product category. Products are distributed through direct sales except in a few cases, mainly export sales, where products are sold through independent agents or distributors.

The Company’s operations in Mexico, directly owned or through joint ventures, are designed primarily to service consumer end product markets outside of Mexico. These operations benefit from the quota, tariff and tax advantages of the North American Free Trade Agreement (See “Competition” below) and Mexico’s “maquiladora “ program.

The Company’s corporate headquarters, principal sales and merchandising offices and principal staff operations are located in Greensboro, North Carolina. The Company maintains domestic sales offices in New York City and other major cities in the United States and representative offices in countries where products are sourced.

Manufacturing

The Company has historically been a vertically integrated manufacturer in many of its product areas. Generally, in the textile industry, raw fibers are purchased and spun into yarn, or filament yarns are purchased and processed. Yarns, whether produced by the Company or purchased, are dyed in some cases, and then are woven, or tufted, into fabric or carpet. Fabric is then sold either as greige (unfinished) goods or in dyed and finished form.

The Company continues to be a vertical manufacturer in its carpet and worsted wool businesses, and to a lesser extent, in its synthetic wovens business. However, during the last five years, it has executed a strategy of outsourcing yarn production, particularly of non-value-added products, and during the Chapter 11 reorganization has also exited end products where labor intensive assembly in North America has become less competitive. This strategy carries with it the risk of greater dependence upon outside suppliers. See “Forward-Looking Statements.”

“Just-in-time” manufacturing techniques, which reduce in-process inventories, floor space requirements and the time required to process a particular order, are used in most facilities. Programs to link customers and suppliers of the Company by means of electronic data transmission or the Internet are also in place in all businesses. These programs improve efficiency and reduce lead times by improving communication and planning and processing times at the various stages of production. They also assist the Company in working effectively with manufacturers to coordinate their operations with the demands of retailers and, as such, are an important part of the domestic textile industry’s “Quick Response” program designed to improve its competitive position vis-á-vis imports. The Company is placing increased emphasis on continuous improvement of its manufacturing processes.

Sourcing and Logistics Changes

The Company entered into an agreement with UPS Supply Chain Solutions in December 2002 whereby UPS will manage the Company’s global logistics needs and assist the Company with domestic and international transportation of products. As this agreement is implemented, the Company will phase out its trucking operations and transportation division.

Raw Materials

The Company uses many types of fiber, both natural (principally wool and cotton) as well as manufactured (polyester, nylon, polypropylene, acrylic, rayon, Tencel® and acetate), in the manufacture of its textile products. Total raw material costs were 33.5 % of net sales in the 2002 fiscal year, 34.2% of net sales in the 2001 fiscal year, and 33.4% of net sales in the 2000 fiscal year. The Company believes that future price levels for all fibers will depend primarily upon supply and demand conditions, general inflation, U. S. and foreign government fiscal policies and agricultural programs, relative currency values, and prices of underlying raw materials such as petroleum.

The Company purchases all of its raw materials and dyes, and, generally, to date, has had no difficulty in obtaining these materials. Wool and man-made fibers are available from a wide variety of sources both domestically and abroad. Cotton is available from a wide variety of domestic sources. Other materials, such as dyes and chemicals, are generally available, but, as in the case of raw materials, continued availability is dependent to varying degrees upon the adequacy of petroleum supplies. Energy costs are an important factor in cost of sales across all the Company’s segments. The costs of certain of these raw materials have been volatile in the past several years.

The effect of the Chapter 11 Cases on the availability of raw materials has been minimal, and today the Company is experiencing no difficulty in obtaining adequate supplies of raw materials, in most cases on normal trade terms.

Research and Development

Textile manufacturers generally focus their research and development efforts on product development rather than basic research. Major innovations in the textile industry have come primarily from fiber producers (microdenier fiber, for example) or machinery manufacturers (high-speed shuttleless looms). While breakthroughs by textile manufacturers in fabric development have occurred (for example, the Company’s Duracolor® carpets using stain-resistant technology), generally, textile makers have enhanced their competitiveness through continual development and refinement of products to meet or create consumer needs (for example, the Company’s use of microdenier fibers in a wide range of apparel and other applications). Accordingly, with few exceptions, basic research and development expenditures have not been as significant a component of textile manufacturing success as expenditures on design innovation or capability and on capital equipment that increase the range of end products and enhance productivity.

The Company is a leader in developing new applications and end uses for synthetic fibers, such as fabrics made with microdenier filament yarn, a yarn made from fiber thinner than silk. These products combine a natural appearance and touch with the performance characteristics of synthetic fibers. The Company’s microdenier fabrics are currently being used in men’s and women’s apparel fabrics, activewear, protective medical clothing and in home furnishings. The Company is a leading domestic producer of microdenier fabrics made from 100% polyester and polyester blended with wool or rayon.

Basic research and development responsibility is located in each product area and focused on specific process and product development needs. Research and development expenditures totaled $9.8 million in the 2002 fiscal year — $6.6 million in the Apparel Fabrics segment, $0.6 million in the Interior Furnishings segment, and $2.6 million in the Carpet segment — compared with $11.4 million and $11.8 million in the 2001 and 2000 fiscal years, respectively.

The Company owns a controlling ownership interest in Nano-Tex, LLC, a California company developing novel chemistry directed to enhancing the performance characteristics of textile products. Nano-Tex operates a facility in Emeryville, California engaged in research activities. Research and product development to date have been focused on providing existing products with enhanced performance characteristics for use in the apparel and home furnishings markets. Four products are in use in commercial production by the Company and other licensees and others are currently under development. See “Business — Nano-Tex, LLC.”

Trademarks and Patents

The Company owns or has the right to use all trademarks and trade names that it believes are material to the operation of its business. The Company markets its products under a variety of trademarks and trade names, principally utilizing variations of the Burlington® name. Certain products are marketed under nationally recognized names such as Lees® for commercial carpets.

From time to time, the Company’s product development efforts have resulted in new processes or products, some of which have been patented. Examples of Burlington-developed technology include the Xalt® family of composite, laminate fabrics used in activewear and Duracolor® carpets, manufactured using stain-resistant technology with respect to which the Company has obtained patents. Because the Company’s business is not dependent to any significant degree upon patents and licenses (with the exception of the patented stain resistant carpet technology in the case of the Carpet segment), the loss of any patents or licenses now held by the Company would not have a material adverse effect upon its business or results of operations.

To date, Nano-Tex has filed 118 patent applications on a series of inventions in a number of important fields applicable to textiles. It has also filed for trademark registration of its name and various derivations thereof using the “Nano” prefix. There can be no assurance as to the extent to which these registrations and applications will result in registered trademarks and issued patents, although the Company’s patent counsel believe that a significant intellectual property portfolio will result from these filings. To date, Nano-Tex has had significant success in registering its trademarks globally, and a number of earlier patents have issued. Under agreements with Nano-Tex, the Company has the right to use, on a perpetual basis and favorable license terms, all technologies developed which apply to textile fields practiced by the Company. In addition, the Company has contracted to represent Nano-Tex in marketing its technology in the textile field, including areas where the Company is not presently a manufacturer.

The Company derives licensing income (approximately $3.7 million in the 2002 fiscal year) from licenses of the Company’s technology and from licenses of the Burlington® name, principally to manufacturers of socks and hosiery products in the United States and Europe. As a result of the sale of the Consumer Products and rug businesses, the Company also receives royalty income for the use of the Burlington House® and Burlington Rug Company™ name by the purchasers of these businesses.

Competition

The global and United States textile industries are highly competitive. No one firm dominates the United States market, and many companies compete only in limited segments of the textile market. Certain of the Company’s products also compete with non-textile products. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and the degree of fashion risk inherent in the product.

Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. Government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration, is estimated to represent in excess of 90% of the U.S. market.

Retailers’ and apparel manufacturers’ sourcing decisions are affected by numerous factors, including relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade, particularly those setting quota and tariff levels. As evidence of the impact of these factors, sourcing of textile and apparel imports for goods shipped into the United States — once dominated primarily by Hong Kong, Taiwan and Korea — has been shifting to other lower-cost producer countries such as The People’s Republic of China, Bangladesh, Pakistan, Mexico and Honduras and other countries in the Caribbean Basin. Since 1994, the U.S. Government’s policies designed to benefit Mexico and the Caribbean Basin, through favored quota and tariff treatment, have stimulated the production of garments in the western hemisphere, indirectly benefiting U.S. textile producers.

Under the North American Free Trade Agreement (“NAFTA”) with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Because the Company is a major U.S. apparel fabrics manufacturer and a resident, diversified textile product manufacturer in Mexico, the Company believes that NAFTA is advantageous to the Company. In addition, the U.S. “807” tariff program benefits U.S. textile producers of fabrics, which are cut and incorporated into garments assembled in Caribbean countries before returning to U.S. markets, where duty is charged on only the value added in assembling the garments.

The impact of the economic factors and legislative/treaty provisions described above are apparent in the rapid growth of U.S. apparel imports from the Caribbean Basin, Canada and Mexico. Apparel imports from these countries have grown from 6.5% of total apparel imports in 1984 to approximately 36% in 2002, surpassing imports from the Far East. Mexico is now the largest exporter of apparel to the U.S., surpassing China.

During 2000 and 2002, legislation was passed relating to trade between the U.S. and Sub-Saharan African nations, trade between the U.S. and the Caribbean Basin countries, and reduction of U.S. wool fabric tariffs on a limited volume of certain wool fabrics (the “2000-2002 Trade Amendments”). Of these changes, only the requirements that Caribbean countries use U.S.-made fabric to obtain favorable trade concessions have benefited the Company. Additional legislation, and bilateral trade agreements, favoring imported apparel producers are pending.

Also of significance to domestic textile and apparel companies is the ultimate impact of multilateral agreements intended to liberalize global trade. The World Trade Organization (“WTO”) established as a successor to the GATT in January 1995 has responsibility for overseeing international trade in manufactured goods, agriculture, intellectual property and services. The WTO is currently overseeing the phase-out of textile and apparel quotas over a ten-year period through 2004, as specified in the Uruguay Round Agreement. In addition, tariffs on textile and apparel products will be reduced (but not eliminated) over the same ten-year period. After the end of the ten years, textile and apparel trade would revert to regular WTO rules that prohibit quotas and most other non-tariff barriers. The Bush Administration has recently unveiled a proposal to eliminate world-wide tariffs for manufactured goods by 2015. The European Union has also proposed significant reductions in tariffs. These proposals will be discussed during the ongoing WTO Doha Round of multilateral negotiations, and could lead to further significant changes in worldwide tariffs beyond those already anticipated.

The Bush Administration has also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade; “fast track” authority to negotiate new agreements has this year been granted by Congress, making new agreements in this field more likely. China has gained admission to the WTO and access to the more liberal trade regime currently being phased in, with an attendant rapid increase in its textile and apparel exports. The Administration has also entered into a free trade agreement with Jordan and Chile and proposed similar agreements with Singapore and certain African countries.

Over the years, the Company has attempted to offset the negative impact of increased imports by focusing on product lines and markets that are less vulnerable to import penetration and by increasing production in lower cost countries. Capital expenditures and systems improvements have centered on strengthening value-added product strategies and on increasing productivity, lowering costs and improving quality. The Company also has introduced manufacturing techniques such as “just-in-time” and “Quick Response” and created electronic data links with customers and suppliers, thereby shortening lead times and improving service. The Company has invested in yarn and apparel fabric manufacturing and processing facilities in Mexico and India in response to the forces affecting global textile and apparel trade which have been described above.

As is evident from the Company’s public statements as to the causes of its decision to seek protection under Chapter 11 of the U.S. Bankruptcy Code, the negative consequences of U.S. Government trade policy and the advantages gained by Asian exporters following the 1998 financial crisis and currency devaluation have to date outweighed the advantages of NAFTA and Caribbean Basin production and the Company’s efforts to distinguish its product offerings and service to customers. During the last year, numerous other apparel and textile companies have been forced by these factors to either close or seek Bankruptcy Court protection.

The long-run success of the Company will be influenced in varying degrees by the success of its restructuring decisions during 2002, its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as NAFTA, the 2000-2002 Trade Amendments and the GATT/WTO changes, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments generally. The Company’s success also will be affected by the ability of certain of the Company’s customers to remain competitive in the face of these changes, the success of the Company’s global sourcing efforts through Burlington WorldWide, cost-reduction efforts and, most importantly, the ongoing ability of the Company to produce or provide innovative, quality products to satisfy specific customer needs at competitive costs. The Company’s right to commercialize Nano-Tex’s future product applications, if and when achieved, could provide it unique market opportunities.

Employees

The number of persons employed by the Company in both its domestic and foreign operations, excluding joint ventures, as of September 28, 2002, was approximately 7,600. The Company’s workforce in the United States is not represented by labor unions. All wage employees in the Company’s Mexican operations (approximately 1,050 persons) and in its Mexican and Indian joint ventures are represented by labor unions.

Customers

The Company primarily markets its products to approximately 6,300 customers in the United States. The Company also markets its products to customers in Canada, Mexico, Central and South America, Europe, Africa, Australia and Asian countries. For the 2002 fiscal year, no single customer represented more than 10% of the Company’s net sales, and the Company’s 10 largest customers accounted for approximately 30% of net sales.

Backlog

The Company’s business generally is characterized by very short forward order positions. The backlog of orders at any time is not material, since most orders are deliverable within a few months. The backlog of forward orders, after eliminating sales within the Company, was approximately 17.83% of annual net sales at the end of the 2002 fiscal year, compared with approximately 11.3% of annual net sales at the end of the 2001 fiscal year, virtually all of which was expected to be shipped within less than a year. Backlog at the end of the 2002 fiscal year for the Apparel Fabrics segment was 29.28% of annual net sales of the segment, for the Interior Furnishings segment was 7.5% of annual net sales of the segment, and for the Carpet segment was 7.8% of annual net sales of the segment.

Governmental Regulation

The Company is subject to various Federal, state and local laws and regulations limiting the production, discharge, storage, handling and disposal of a variety of substances, particularly the Federal Clean Water Act, the Federal Clean Air Act, the Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendment and Reauthorization Act of 1986, and other Federal, state and local laws and regulations for the protection of public health and the environment. Mexico imposes similar obligations on resident producers. The Company is presently engaged in a number of environmental remediation plans and has reported dispositions of waste that could result in future remediation obligations. The Company cannot with certainty assess at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act upon its operations or capital expenditure requirements. Reference is also made to the discussion of “Legal and Environmental Contingencies” under “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

The Company’s operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses numerous chemicals, including resins containing formaldehyde, in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos.

The Company believes that it has complied in all material respects with the foregoing environmental or health and safety laws or regulations and does not believe that future compliance with such laws or regulations will have a material adverse effect on its results of operations or financial condition.

Item 2.    Properties

As of September 28, 2002, the Company operated 9 manufacturing plants, 2 distribution centers and 1 trucking terminal in the United States, all of which were located in North Carolina, except for 2 plants and 1 distribution center in Virginia. One of the North Carolina plants and a distribution center are being operated on behalf of the purchaser of a business and are expected to be closed by December 31, 2002. All of these plants are owned in fee. The aggregate floor area of these manufacturing plants in the United States is approximately 5.4 million square feet. The Company’s international operations include two textile manufacturing plants, a joint venture yarn plant in Mexico, and a joint venture fabric plant in India.

Of the Company’s manufacturing plants, 5 are used principally in the Apparel Fabrics segment, 5 are used in the Interior Furnishings segment and one is used in the Carpet segment. In addition, the Company has 14 manufacturing plants not currently in operation and held for sale. The Company’s U.S. plants generally operate on a two- or three-shift basis for five-, six- or seven-day weeks during 49 weeks per year, or fewer weeks per year during curtailments. The Company considers its plants and equipment to be in good condition.

The corporate headquarters building in Greensboro, North Carolina, containing approximately 430,000 square feet, was completed and occupied in 1971. The building is located on property occupied under a 99-year ground lease that began in 1969.

Item 3.    Legal Proceedings

On November 15, 2001, the Company and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case Nos. 01-11282 through 01-11306). The Chapter 11 cases pending for the Debtors (the “Chapter 11 Cases”) are being jointly administered for procedural purposes. Each of the Debtors continues to operate its business and manage its property as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. See “Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code” for a detailed discussion of the Chapter 11 Cases.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, par value $.01 per share (“Common Stock”), trades on the over-the-counter electronic bulletin board (the “OTCBB”) under the symbol “BRLG.” Prior to commencement of the Chapter 11 Cases on November 15, 2001, the Common Stock was traded on the New York Stock Exchange (the “NYSE”) under the symbol “BUR.” The following table sets forth for the period indicated the high and low sales prices on the OTCBB or the NYSE of the Common Stock during fiscal year 2002 and fiscal year 2001. The Company’s common stock as of December 17, 2002 closed on the OTCBB at the price of $0.055 per share with a high for that day of $0.057 per share and a low for that day of $0.053 per share.

Fiscal 2002 Quarters
Common Stock Prices	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$1.350	0.080	0.140	0.120
Low	$0.024	0.035	0.035	0.048

Fiscal 2001 Quarters
Common Stock Prices	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$1.8125	2.7500	2.4900	2.3500
Low	$1.1875	1.5625	1.8600	1.1000

As of September 28, 2002, the Company had approximately 2,218 holders of record of the Company’s Common Stock and one holder of record of its Nonvoting Common Stock.

The Company has not paid any cash dividends on its Common Stock during fiscal years 2002 and 2001. The DIP Financing Facility prohibits the Company from paying cash dividends on the Common Stock.

Item 6.    SELECTED FINANCIAL DATA

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

(Dollar amounts in thousands, except per share data)

	2002	2001	2000	1999	1998 (a)
SUMMARY OF OPERATIONS
Net sales (b)	$993,336	$1,403,905	$1,620,247	$1,651,686	$2,010,414
Operating income (loss) before interest and taxes (c)	(192,398)	(63,893)	(504,690)	(3,154)	182,769
Interest expense	40,921	71,174	66,264	58,420	59,544
Income tax expense (benefit) (d)	(146,465)	(27,634)	(21,676)	(15,855)	49,560
Income (loss) before extraordinary item	(100,770)	(91,101)	(526,972)	(31,494)	80,452
Per share of common stock:
Income (loss) before extraordinary item (basic)	(1.89)	(1.73)	(10.12)	(0.57)	1.33
Income (loss) before extraordinary item (diluted)	(1.89)	(1.73)	(10.12)	(0.57)	1.32
Dividends	—	—	—	—	—
FINANCIAL POSITION AT YEAR END
Current assets	$500,141	$538,720	$631,785	$633,859	$659,313
Fixed assets and assets held for sale — net	356,486	537,178	611,867	641,232	642,756
Total assets	913,563	1,184,995	1,351,600	1,876,275	1,912,887
Current liabilities	603,090	655,180	242,898	201,595	227,680
Long-term liabilities	57,058	451,025	924,268	938,614	860,538
Liabilities subject to compromise	366,145	—	—	—	—
Shareholders’ equity (deficit)	(112,730)	25,444	94,775	629,249	700,221
OTHER DATA
Capital expenditures	$15,589	$24,785	$73,773	$141,539	$140,333
Number of employees at year end	7,600	13,700	17,900	18,500	18,900

(a) Fiscal year 1998 represents a 53-week period.
(b) Net sales amounts for the periods presented reflect actions taken as part of the Company’s comprehensive restructuring plans, including substantial reductions in manufacturing capacity and sales of businesses (see Note C of the notes to consolidated financial statements).
(c) Includes restructuring provisions of $165.8 million in 2002, $72.1 million in 2001, $67.0 million in 2000, and $62.1 million in 1999, and $463.2 million write-off of goodwill in 2000 (see Note C of the notes to consolidated financial statements).
(d) Fiscal 2002 includes a tax benefit related to a tax basis reduction of approximately $300 million in subsidiary stock (see “Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

Proceedings Under Chapter 11 of the Bankruptcy Code

On November 15, 2001, the Company and certain of its domestic subsidiaries (referred to herein as the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see Item 1. Business, “Proceedings Under Chapter 11 of the Bankruptcy Code”, and Note A of the Notes to the Consolidated Financial Statements. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management believes that it has substantially completed the restructuring steps it has identified as necessary and is evaluating the elements of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by parties entitled to vote and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing (a) their executory contracts and unexpired leases to determine which, if any, they will reject as permitted by the Bankruptcy Code, and (b) claims against the Debtors submitted by claimants on or before July 22, 2002, the date established by the Bankruptcy Court (see Item 1. Business, “Proceedings Under Chapter 11 of the Bankruptcy Code”, and Note A of the Notes to the Consolidated Financial Statements.) The Debtors cannot presently or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or other asserted claims, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 Cases.

Basis of Presentation

The Company’s consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the Company’s consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Overview

The Company elected to use the Chapter 11 process to accelerate changes it deemed necessary to address rapid changes in the global textile fabric and finished product supply chain and to change its capital structure to support the new business model it was in the process of implementing. Customers for fabrics and finished products have become increasingly global in their sourcing practices, demanding low prices and quick response while at the same time diversifying the geographic sources for products based on quota availability, tariff differences and turn around time.

To address these demands, the Company decided that it had to reduce U.S. manufacturing capacity, expand global sourcing capabilities, offer innovative products and enhance service in its remaining North American facilities. The changes being implemented in the Chapter 11 reorganization are designed to carry out these goals. The Company also intends to build upon the strength of its profitable Lees Carpets business and to continue to exploit the advantages which the novel chemistry enhancements of its affiliation with Nano-Tex, LLC offer in the form of product distinctiveness and the development of the global sourcing pipeline which will allow it to offer customers a much broader and more geographically diverse product line.

The Company is also in the process of reorganizing aspects of how it conducts its business to meet the reorganization objectives. It has combined its apparel fabrics businesses into one group, and has separated the marketing force into the Burlington WorldWide organization, under a President based in Hong Kong, to give it the flexibility to source and deliver products where they are desired by customers. The sale during the year of the consumer products businesses of the Interior Furnishings segment and the prior decision to exit garment assembly functions are designed to focus the Company on its fabric strengths and also recognize the extreme competitiveness of activities heavily dependent on the labor component. The Company will also reorganize and outsource most of its logistics activities by the first quarter of 2003 in furtherance of these objectives.

These activities have been more fully described elsewhere in the report. See Results of Operations, “2002 Restructuring and Impairment” below, and Note C of the Notes to Consolidated Financial Statements.

PERFORMANCE BY SEGMENT:    The Company conducts its operations in three principal operating segments: Apparel Fabrics, Interior Furnishings and Carpet. Beginning in the first quarter of the 2002 fiscal year, the Company changed its organizational structure so that the PerformanceWear and CasualWear segments were merged into one apparel fabrics segment. This represents a change in the Company’s segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000 (in millions).

	2002	2001	2000
Net Sales
Apparel Fabrics	$484.6	$731.1	$829.8
Interior Furnishings	244.1	371.3	496.5
Carpet	262.5	304.1	295.8
Other	16.1	23.5	34.1

	1,007.3	1,430.0	1,656.2
Less:
Intersegment sales	(14.0)	(26.1)	(36.0)

	$993.3	$1,403.9	$1,620.2

Income (Loss) before
Income Taxes
Apparel Fabrics	$(36.3)	$(15.7)	$5.6
Interior Furnishings	(11.1)	(17.1)	12.1
Carpet	36.8	56.1	51.2
Other	(3.4)	(1.5)	(2.1)

Total reportable segments	(14.0)	21.8	66.8
Corporate expenses	(10.9)	(12.9)	(14.2)
Goodwill amortization	—	—	(16.7)
Write-off of goodwill	—	—	(463.2)
Restructuring and impairment charges	(165.8)	(72.1)	(67.0)
Interest expense	(40.9)	(71.2)	(66.3)
Other (expense) income — net	5.4	15.7	12.0
Reorganization items	(21.0)	—	—

	$(247.2)	$(118.7)	$(548.6)

Intersegment net sales for the 2002, 2001 and 2000 fiscal years were primarily attributable to Apparel Fabrics segment sales of $10.7 million, $20.5 million and $27.8 million, respectively, and $3.3 million, $5.6 million and $8.2 million included in the “Other” category, respectively.

Results of Operations

Comparison of Fiscal Years ended September 28, 2002 and September 29, 2001

2002 Restructuring and Impairment

During the March 2002 quarter, management announced a comprehensive reorganization of its apparel fabrics and interior furnishings groups. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions have made it necessary to further reduce U.S. capacity. This reorganization is part of the Company’s initiatives to transition and modify its business model in order to better serve its customers’ expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

The major elements of the reorganization are:

(1)    Unified sales and marketing — All apparel fabrics products will be marketed and sold under one organization, “Burlington WorldWide”, instead of its previous divisional structure.

(2)    Accelerate product sourcing — The Company intends to complement the product offerings of its manufacturing base with sourced products from mills located in other countries. It is anticipated that many of these products will be made using technology licensed by Nano-Tex, LLC. Burlington Worldwide is attempting to put in place a coordinated network of domestic and international resources to enable the Company to offer a broader range of fabrics to its customers and deliver them to points of assembly worldwide.

(3)    Rationalize its manufacturing base — The Company has reduced its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization resulted in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions have occurred at the Raeford, North Carolina plant, and company-wide overhead reductions have taken place.

(4)    During the June 2002 quarter, the Company sold its bedding and window consumer products businesses to Springs Industries, Inc. and entered into an agreement to supply jacquard and decorative fabrics for certain of Springs’ home furnishing product lines. For the first eight months of fiscal 2002, the bedding and window consumer products businesses had sales of $69.7 million, and from June through September 2002, the Company had sales of $12.5 million under its agreement to supply fabrics to Springs. Also, the Company sold certain assets, inventory and intellectual properties of its upholstery fabrics business to Tietex International Ltd. These sales will enable the Company to focus its resources on growing its interior fabrics business. For the first nine months of fiscal 2002, the upholstery fabrics business had sales of $31.5 million, and from July through September 2002, the Company had revenues of $3.5 million related to yarn preparation work for Tietex.

The closings and overhead reductions outlined above will result in the elimination of approximately 4,400 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee’s length of service, as approved by the Bankruptcy Court.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $173.8 million. The components of the 2002 restructuring and impairment charge included the establishment of a $12.1 million reserve for severance benefit payments, write-downs for impairment of $130.7 million related to long-lived assets resulting from the restructuring, a loss provision of $29.9 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.1 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company’s ultimate liability for these amounts cannot yet be ascertained. Also in fiscal year 2002, the Company recorded an additional pre-tax restructuring charge of $0.9 million, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in a 1999 restructuring plan.

Following is a summary of activity in the related 2002 restructuring reserves (in millions):

	Severance Benefits	Lease Cancellations and Other Exit Costs
2002 restructuring charge	$12.1	$1.1
Payments	(7.0)	(0.2)

Balance at September 28, 2002	$5.1	$0.9

Other estimated expenses of $30-34 million related to the 2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through September 28, 2002, $23.8 million of such costs have been incurred and charged to operations during the 2002 fiscal year.

Assets that have been sold, or are held for sale at September 28, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

NET SALES:    Net sales for the 2002 fiscal year were $993.3 million, 29.2% lower than the $1,403.9 million recorded for the 2001 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $120 million and $161 million in the fiscal 2002 and 2001 periods, respectively.

Apparel Fabrics:    Net sales for the Apparel Fabrics segment for the 2002 fiscal year were $484.6 million, 33.7% lower than the $731.1 million recorded in the 2001 fiscal year. This decrease was due primarily to 33.1% lower volume, partially due to planned reductions resulting from restructuring plans, and 0.6% lower selling prices and product mix.

Interior Furnishings:    Net sales of products for Interior Furnishings markets for the 2002 fiscal year were $244.1 million, 34.3% lower than the $371.3 million recorded in the 2001 fiscal year. Excluding $56.1 million sales reduction due to the sale of the tufted area rug and printed mats businesses, net sales of the interior furnishings segment were 22.6% lower than in the prior year. This decrease was primarily due to 18.8% lower volume, partially due to planned reductions resulting from restructuring plans, and 3.8% lower selling prices and product mix.

Carpet:    Net sales for the Carpet segment for the 2002 fiscal year were $262.5 million, 13.7% lower than the $304.1 million recorded in the 2001 fiscal year. This decrease was primarily due to 12.2% lower volume and 1.5% product mix. Lower sales volume was principally due to corporate business customers’ budget reductions or postponements.

Other:    Net sales of other segments for the 2002 fiscal year were $16.1 million compared to $23.5 million recorded in the 2001 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

SEGMENT INCOME (LOSS):    Total reportable segment income (loss) for the 2002 fiscal year was $(14.0) million compared to $21.8 million for the 2001 fiscal year.

Apparel Fabrics:    Loss of the Apparel Fabrics segment for the 2002 fiscal year was $(36.3) million compared to $(15.7) million recorded for the 2001 fiscal year. The increased loss was due primarily to $17.6 million lower margins due to lower volume, $11.6 million deterioration in manufacturing performance, primarily in fixed overhead absorption, due to lower volume and restructuring, and $13.2 million of run-out expenses related to restructuring, partially offset by $5.5 million lower raw material costs, $5.0 million improvement in margins due to selling price/product mix, $1.1 million higher equity earnings from joint ventures, and $10.1 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs. The Company settled a dispute with a joint venture partner in the first quarter of the 2002 fiscal year that was principally offset by an impairment charge in the value of its investment.

Interior Furnishings:    Loss of the Interior Furnishings products segment for the 2002 fiscal year was $(11.1) million compared to $(17.1) million recorded for the 2001 fiscal year. This improvement was due primarily to $7.8 million improvement in manufacturing performance due to restructuring, $4.6 million lower raw material costs, $6.7 million of lower selling, general and administrative expenses resulting from cost reduction programs and the absence of losses of $8.6 million associated with the tufted area rug and printed mats businesses sold in February and June 2001, partially offset by $21.9 million lower margins due to volume and price/mix.

Carpet:    Income of the Carpet segment for the 2002 fiscal year was $36.8 million compared to $56.1 million recorded for the 2001 fiscal year. This decrease was due primarily to $14.4 million lower margins due to volume and product mix, $5.0 million deterioration in manufacturing performance, primarily due to lower volume, and higher raw material costs of $0.3 million, partially offset by $0.6 million lower selling commissions due to lower sales volume.

Other:    Losses of other segments for the 2002 fiscal year were $(3.4) million compared to $(1.5) million recorded for the 2001 fiscal year. This resulted primarily from the absence of the prior year gains on asset sales in the transportation business.

CORPORATE EXPENSES:    General corporate expenses not included in segment results were $10.9 million for the 2002 fiscal year compared to $12.9 million for the 2001 fiscal year. This reduction is due to cost reductions from restructuring, partially offset by higher corporate consulting fees.

OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES:    Before the provisions for restructuring and impairment, operating income (loss) before interest and taxes for the 2002 fiscal year would have been $(26.6) million compared to $8.2 million for the 2001 fiscal year.

INTEREST EXPENSE:    Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the 2002 fiscal year was $40.9 million, or 4.1% of net sales, compared with $71.2 million, or 5.1% of net sales, in the 2001 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $59.9 million), lower borrowing levels and interest rates, partially offset by higher amortization of fees associated with new bank credit facilities.

OTHER EXPENSE (INCOME):    Other income for the 2002 fiscal year was $5.4 million consisting principally of interest income of $2.8 million and gains on the disposal of assets of $2.6 million. Other income for the 2001 fiscal year was $15.7 million consisting principally of gains on the disposal of assets of $5.2 million and interest income of $11.8 million, including interest of $6.3 million related to refunds of value-added taxes in Mexico, offset by a provision for environmental contingencies of $1.3 million.

REORGANIZATION ITEMS:    During the 2002 fiscal year, the Company recognized a net pre-tax charge of $21.0 million associated with the Chapter 11 Cases. Approximately $4.0 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swap agreements and foreign currency contracts in default as a result of the Chapter 11 Cases. In addition, the Company incurred $12.6 million for fees payable to professionals retained to assist with the filing and management of the Chapter 11 Cases, and $4.4 million has been recorded for service rendered through September 28, 2002 related to employee retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

INCOME TAX EXPENSE (BENEFIT):    Income tax benefit of $(146.5) million was recorded for the 2002 fiscal year in comparison with $(27.6) million for the 2001 fiscal year. The income tax benefit for the 2002 and 2001 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of a tax return deduction for basis in subsidiary stock (see “Liquidity and Capital Resources” below), foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance, and the favorable tax treatment of export sales from the exclusion for extraterritorial income under section 114 of the Internal

Revenue Code. The change in the valuation allowance for both the 2002 and 2001 periods relate to deferred tax assets on net operating loss (“NOL”) carryforwards. It is management’s opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002 changed, for tax years 2001 and 2002, the federal carryback period from 2 to 5 years (see “Liquidity and Capital Resources” below).

NET LOSS AND LOSS PER SHARE:    Net loss for the 2002 fiscal year of $(100.8) million, or $(1.89) per share, included a net charge of $(2.22) per share related to restructuring and run-out costs and $(0.25) per share related to reorganization items, partially offset by $1.00 per share from income tax benefits resulting from the tax deduction for basis in subsidiary stock and the extended federal carryback period (see “Liquidity and Capital Resources” below). Net loss of $(91.1) million, or $(1.73) per share, for the 2001 fiscal year included a net charge of $(1.38) per share related to restructuring and run-out costs from the 2000 restructuring, $0.01 per share gain from the Unifi joint venture, interest income of $0.09 per share related to refunds of value-added taxes in Mexico and a net gain of $0.06 per share related to the sale of assets.

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

(3) Reduce overhead. The Company has analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas during the 2002 fiscal year.

The closings and overhead reductions outlined above resulted in the elimination of approximately 600 jobs in the United States and 2,000 jobs in Mexico with severance benefits originally calculated for periods of up to 12 months from the termination date, depending on the employee’s length of service. The Debtors obtained approval of the Bankruptcy Court for payment of severance benefits equal to one-half of the amounts payable under the Company’s former severance policy. The Company recorded the adjustment of the severance liability in the December 2001 quarter.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $57.9 million, as adjusted by $9.6 million in the 2002 fiscal year. The components of the 2001 restructuring and impairment charge included the establishment of a $8.5 million reserve for severance benefit payments, write-downs for impairment of $44.4 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $5.0 million for lease cancellation and other exit costs expected to be paid through December 2002. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company’s ultimate liability for these amounts cannot yet be ascertained.

Following is a summary of activity in the related 2001 restructuring reserves (in millions):

	Severance Benefits	Lease Cancellations and Other Exit Costs
September 2001 restructuring charge	$10.0	$6.9
Payments	(1.1)	—

Balance at September 29, 2001	8.9	6.9
Payments	(5.7)	(4.9)
Adjustments	(1.5)	(1.9)

Balance at September 28, 2002	$1.7	$0.1

Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 28, 2002, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

NET SALES:    Net sales for the 2001 fiscal year were $1,403.9 million, 13.4% lower than the $1,620.2 million recorded for the 2000 fiscal year. Exports totaled $161 million and $179 million in the 2001 and 2000 fiscal years, respectively.

Apparel Fabrics:    Net sales for the Apparel Fabrics segment for the 2001 fiscal year were $730.9 million, 11.9% lower than the $829.8 million recorded in the 2000 fiscal year. Excluding $67.7 million sales reduction due to closed businesses and planned capacity reductions, net sales of the Apparel Fabrics markets were 4.1% lower than in the prior year. This decrease was due primarily to 4.0% lower volume and 0.1% lower selling prices and product mix. Export volume decreased by $9.0 million, in part due to the weak Euro currency.

Interior Furnishings:    Net sales of products for Interior Furnishings markets for the 2001 fiscal year were $371.3 million, 25.2% lower than the $496.5 million recorded in the 2000 fiscal year. Excluding $66.2 million sales reduction due to the sales of tufted area rug and printed mats businesses ($56.1 million in 2001 versus $122.3 million in 2000), net sales of the interior furnishings products were 15.8% lower than in the prior year. This decrease was primarily due to 17.9% lower volume partially offset by 2.1% higher selling prices and mix.

Carpet:    Net sales for the Carpet segment for the 2001 fiscal year were $304.1 million, 2.8% higher than the $295.8 million recorded in the 2000 fiscal year. This increase was primarily due to 5.2% higher selling prices and product mix offset by 2.4% lower volume.

Other:    Net sales of other segments for the 2001 fiscal year were $23.5 million compared to $34.1 million recorded in the 2000 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

SEGMENT INCOME:  Total reportable segment income for the 2001 fiscal year was $21.8 million compared to $66.8 million for the 2000 fiscal year.

Apparel Fabrics:    Income (loss) of the Apparel Fabrics segment for the 2001 fiscal year was $(15.7) million compared to $5.6 million recorded for the 2000 fiscal year. This decrease was due primarily to $18.6 million reduction in margins resulting from lower volume, $27.0 million deterioration in manufacturing performance due to lower volume, restructuring and plant curtailments and $9.9 million lower equity earnings from the Unifi joint venture, partially offset by $1.1 million improvement in margins due to selling price/mix, $15.5 million lower start-up costs in Mexico, $11.3 million of lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, and $6.3 million of lower raw material costs.

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

OTHER EXPENSE (INCOME):    Other income for the 2001 fiscal year was $15.7 million consisting principally of gains on the disposal of assets of $5.2 million and interest income of $11.8 million, including interest of $6.3 million related to refunds of value-added taxes in Mexico, offset by a provision for environmental contingencies of $1.3 million. Other income for the 2000 fiscal year was $12.0 million consisting principally of a $5.5 million translation gain on the liquidation of the Company’s Canadian subsidiary, a gain on the disposal of assets of $1.0 million and interest income of $5.5 million.

INCOME TAX EXPENSE (BENEFIT):    Income tax benefit of $(27.6) million was recorded for the 2001 fiscal year in comparison with $(21.7) million for fiscal year 2000. The total income tax benefit for the 2001 period is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, including a provision for restructuring and impairments of $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets, tax rate differences on foreign transactions and changes in the valuation allowance, partially offset by the favorable tax treatment of export sales through a foreign sales corporation (“FSC”). The change in the valuation allowance for both 2001 and 2000 relate to deferred tax assets on net operating loss carryforwards. It is management’s opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized. The 2000 period includes a $5.7 million charge related to the liquidation of the Company’s Canadian subsidiary and U.S. taxes on income previously considered permanently re-invested. Excluding the tax on the Canadian liquidation, total income tax expense/benefit is different from the amounts obtained by applying statutory rates to the income/loss before income taxes primarily as a result of the write-off or amortization of nondeductible goodwill and tax rate differences on foreign transactions, which is partially offset by the favorable tax treatment of export sales through a foreign sales corporation (“FSC”). The favorable tax benefit from the FSC was lower in the current period compared to the 2000 period due to the reduction in export sales and related lower gross margins. The U.S. law providing the FSC benefits has been found to be illegal under WTO provisions and the U.S. has agreed to implement complying provisions. The Company cannot predict the impact on its future use of the FSC benefit under the ultimate program put into place and its acceptability to the World Trade Organization (“WTO”).

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

Liquidity and Capital Resources

On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company’s liquidity and capital resources in future periods. See “Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code.”

During the 2002 fiscal year, the Company generated $130.9 million of cash from operating activities and $64.8 million from sales of assets. Cash was primarily used for capital expenditures of $15.6 million, net payments of debt and financing fees of $117.0 million, and $13.7 million was transferred to a trust to restrict these funds for the sole benefit of creditors of a Debtor company (see “Tax Matters” below). At September 28, 2002, total debt of the Company not subject to compromise was $464.6 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $137.8 million. At September 29, 2001, total debt was $874.0 million and cash on hand totaled $87.5 million.

The Company’s principal uses of funds during the next several years will be for repayment and servicing of indebtedness, working capital needs, capital expenditures and expenses of the Chapter 11 Cases. The Company intends to fund its financial needs principally from net cash provided by operating activities, asset sales (to the extent permitted in the Bankruptcy Cases) and, to the extent necessary, from funds provided by the credit facilities described below. The Company currently believes that these sources of funds will be adequate to meet the Company’s foregoing needs.

During the 2002 fiscal year, investment in capital expenditures and joint ventures totaled $15.6 million, compared to $24.8 million in the 2001 fiscal year and $74.2 million in the 2000 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2003 will total approximately $20 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

The Company maintains, and plans to continue to maintain, a defined benefit pension plan (“Retirement System”) and a defined contribution 401(k) plan, both of which require cash contributions from the Company. The market value of the Retirement System’s assets has fallen significantly as a result of market conditions, and is presently below the accumulated benefit obligation, resulting in the recognition of a non-cash minimum pension liability adjustment of $38.6 million as a reduction of shareholders’ equity (deficit). In addition, because of the number of terminations arising from the Company’s ongoing downsizing of its workforce and the universal selection of lump sum payouts by participants, outflow of funds has been abnormally high. To address this shortfall, the Company has made in the last two years the maximum allowable tax deductible cash contributions to the Retirement System, and expects to continue funding this plan at high levels until its asset levels reach comparability with projected lump sum payout requirements. Cash contributions to the Retirement System and 401(k) Plans were $12.9 million and $6.2 million for the 2002 fiscal year, and are estimated to be $13.0 million and $5.0 million for the 2003 fiscal year. Market value declines of Retirement System assets may result in the recognition of higher pension costs in near term periods; restructuring settlement calculations expected in the early part of fiscal year 2003 will result in an updated valuation of the Plan’s funded status, including the impact of market gains/losses subsequent to fiscal year end, and could positively or negatively impact the amount of the minimum pension liability, if any, and the amount of pension cost for fiscal year 2003.

The following table summarizes the Company’s significant contractual obligations and commercial commitments as of September 28, 2002 (in millions). As a result of the bankruptcy process, certain of these obligations may be settled for amounts less than shown (see Item 1, “Proceedings Under Chapter 11 of the Bankruptcy Code”).

	Payments Due or Potentially Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$764.6	$464.6	$150.0	$—	$150.0
Letters of credit	15.3	5.7	9.6	—	—
Operating leases	25.0	8.1	8.0	4.1	4.8
Wool purchase commitments	12.8	12.8	—	—	—
Financing guarantee	11.5	11.5	—	—	—

Total	$817.8	$500.9	$158.0	$4.1	$154.8

Tax matters.    The Company’s results of operations and cash position for the current fiscal year have been, and for future years, may be, materially affected by certain changes in U. S. income tax laws and by actions that the Company has taken. Tax related impacts fall into three categories:

(1) TAX REFUNDS.    The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through December 2002, the Company has applied for and received income tax refunds under these changes of $41.8 million, and the Company has approximately $61 million of additional tax refunds available from the extended carryback period. Based upon its 2002 fiscal year losses and the tax deduction discussed below, the Company anticipates the remaining refunds will be received following the filing of its 2002 tax return.

(2) TAX DEDUCTION FOR BASIS IN SUBSIDIARY STOCK.    As part of its strategic realignment of assets and business restructuring announced in January, the Company terminated its domestic denim manufacturing operations and has closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These, and other actions, resulted in a deduction for tax purposes only of approximately $303 million. Such actions included the transfer of $13.7 million of cash to a trust to restrict these funds for the sole benefit of creditors of this subsidiary. The Company used this tax deduction and current year operating losses to offset remaining income in the 5-year carryback period, which resulted in an income tax receivable of $61 million mentioned above related to its 2002 tax return. The Company will also have a tax loss carryforward of approximately $210 million for federal income tax purposes, which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management’s opinion that it is more likely than not that some portion of the deferred tax assets will not be realized, and in accordance with Statement of Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance has been established.

(3)    IRS CLAIM.    The IRS had previously filed a claim of approximately $20.8 million against the Company in its Chapter 11 proceeding, relating to income tax issues raised in an examination of the Company’s federal income tax returns with respect to tax years 1995-1997. In November 2002, the Company was advised that the IRS would withdraw this claim and that the examination of the 1995-1997 tax years was closed, except for net operating loss carryback refunds.

DIP Financing Facility.    On December 12, 2001, the Bankruptcy Court entered an order (the “DIP Financing Order”) authorizing the Debtors to enter into a debtor-in-possession financing facility (the “DIP Financing Facility”) with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate (“LIBOR”) plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items (“EBITDA”), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and upon repayment permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility. In September 2002, the Bankruptcy Court also approved changes to the DIP Financing Facility to allow the Company to increase asset sales subject to a specified application of sale proceeds and to make a cash payment with respect to the principal amount of loans owing to the pre-petition secured lenders (see “2000 Bank Credit Agreement” below). At December 11, 2002, there were no borrowings outstanding other than issuances of letters of credit, and the Company had approximately $83.5 million in unused capacity available under this Facility.

2000 Bank Credit Agreement.    On December 5, 2000, the Company entered into a secured amended bank credit agreement (“2000 Bank Credit Agreement”) which amended and extended an earlier unsecured revolving credit facility (the “1995 Bank Credit Agreement”). The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provided for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provided short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company paid an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under the 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001. In addition, the DIP Financing

Order requires that 50% of the first $25 million of proceeds from sales of certain assets be used to repay specified borrowings under the 2000 Bank Credit Agreement. The Company has applied $12.5 million of asset sale proceeds to reduce borrowings under the 2000 Bank Credit Agreement in full satisfaction of this requirement. In addition, the Company made a further cash payment of $33.7 million of principal amount on September 30, 2002 pursuant to a Bankruptcy Court approved motion.

Receivables Facility.    In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement (“Receivables Facility”) with a bank. Using funds from the DIP Financing Facility, the Company repaid all loans related to the Receivables Facility and this facility was terminated. The receivables which previously secured the Receivables Facility now secure the DIP Financing Facility.

Senior Unsecured Notes.    In August 1997, the Company issued $150.0 million principal amount of 7.25% notes due August 1, 2027 (“Notes Due 2027”). In September 1995, the Company issued $150.0 million principal amount of 7.25% notes due September 15, 2005 (“Notes Due 2005”). The Notes Due 2027 and the Notes Due 2005 are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The commencement of the Chapter 11 Cases constitutes an event of default under the Indenture governing both the 2027 Notes and the 2005 Notes. The payment of interest accruing thereunder after November 15, 2001 is stayed.

Adequacy of Capital Resources

As discussed above, the Company is operating its businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company’s current circumstances, it is difficult to predict the Company’s actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations, together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases.

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

As a result of the Chapter 11 Cases, the Company’s access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company’s long-term liquidity requirements and the adequacy of the Company’s capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

Legal and Environmental Contingencies

The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have certain guarantees of debt of equity investees ($11.5 million) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation based on the Company’s assessment of the possible outcome of such litigation, including the possibility of settlement.

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, by the environmental agencies in several states and by private parties as potentially responsible parties (“PRPs”) at 25 hazardous waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. With respect to certain of these sites, other persons have also been identified as potentially responsible parties, and in such circumstances the responsibility for cleanup and other remedial activities is typically shared among such parties based on an allocation formula. The Company is currently involved in a remedial investigation and/or environmental cleanups at 21 other sites under federal or state law. The Company may also be liable for environmental contingencies at 25 other sites pursuant to contractual obligations resulting from divested property or with respect to environmental cleanups that may be identified in the future. The Company has established reserves in its financial statements for such environmental liabilities in the aggregate amount of $3.6 million at September 28, 2002, estimated to be paid primarily over the next five years. The provision for environmental liabilities is based on the Company’s estimate of allocations of liability among potentially responsible parties (and the likelihood of contribution by such parties), information concerning the scope of contamination, estimated remediation costs, estimated transaction costs and other factors.

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

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are those described below.

Allowances for Doubtful Accounts/Returns and Allowances:    The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the Company could experience additional unexpected credit losses. The Company records sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

Inventories:    Inventories are valued at the lower of cost or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.

Income Taxes:    As part of the process of preparing the consolidated financial statements, SFAS No. 109, “Accounting for Income Taxes,” requires the Company to estimate income taxes in each of the jurisdictions in which it operates. Accordingly, the process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. A valuation allowance is recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. See “Tax Matters” and Note K of the Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets and Intangibles:    The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Effective September 29, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and will be required to analyze intangibles for impairment as of that date, and then on an annual basis thereafter.

Pensions and Postretirement Benefits:    The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expenses and related funding requirements. Market value declines of Retirement System assets may result in the recognition of higher pension costs in near term periods; restructuring settlement calculations expected in the early part of fiscal year 2003 will result in an updated valuation of the Plan’s funded status, including the impact of market gains/losses subsequent to fiscal year end, and could positively or negatively impact the amount of the minimum pension liability, if any, and the amount of pension cost for fiscal year 2003. See the Notes to Consolidated Financial Statements for a further discussion of these assumptions and how a change in certain of these assumptions could affect financial results.

Insurance:    Insurance liabilities are recorded based upon the claim reserves established by independent insurance consultants, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The reserves associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments are currently reflected in earnings. The Company’s insurance limits have generally been adequate to cover losses experienced by the Company. The estimated liabilities for insurance claims could be significantly affected should current and future occurrences differ from historical claims trends.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Because the Company’s obligations under its bank credit agreements bear interest at floating rates (primarily 3-month LIBOR rates), the Company is sensitive to changes in prevailing interest rates. The Company sometimes uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. Interest rate movements also affect the value and returns on the Company’s investment securities. A 10% increase or decrease in market interest rates that affect the Company’s financial instruments would not have a material impact on earnings or cash flows during the next fiscal year. Such an increase or decrease would not materially affect the fair value of the company’s financial instruments at September 28, 2002, except for long-term debt, the fair value of which would change by approximately $11.0 million.

As a result of the filing of the Chapter 11 Cases on November 15, 2001, the Company was in default under its interest rate swap agreements. The parties to these contracts agreed to terminate the swap agreements as of that date, and the fair value of the swaps (approximately $2.5 million) was recorded in the caption “Liabilities Subject to Compromise” in the consolidated balance sheet.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The following is a list of directors, their ages, positions and business experience as of December 6, 2002.

JERALD A. BLUMBERG, 63. Mr. Blumberg has served as part-time, senior advisor to The Taylor Companies, a privately-held investment bank specializing in mergers & acquisitions, since June 2002. He retired during 2000 as President, Chief Executive Officer and a Director of Ambar Inc., an oilfield services company, positions he had held since January 1998. Prior thereto, he was Executive Vice President of E.I. du Pont de Nemours and Co. until his retirement at the end of 1997. Mr. Blumberg also is a Director of Lubrizol Corporation and NOVA Chemicals Corporation. He has been a Director of Burlington since April 1998. Mr. Blumberg is Chairman of the Audit Committee and a member of the Compensation and Benefits and Nominating Committees.

JOHN D. ENGLAR, 55. Mr. Englar has been Senior Vice President, Corporate Development and Law of Burlington since 1995. Prior thereto he was Senior Vice President, Finance and Law and Chief Financial Officer of the Company. Mr. Englar has been a Director of Burlington since 1990, and is Chairman of the Investment Committee.

GEORGE W. HENDERSON, III, 54. Mr. Henderson has been Chairman of the Board of Directors of Burlington since February 1998 and Chief Executive Officer since 1995. Prior thereto he was President and Chief Operating Officer (from 1993). Mr. Henderson is also a Director of Jefferson-Pilot Corporation. Mr. Henderson has been a Director of Burlington since 1990, and is Chairman of the Executive Committee.

DOUGLAS J. MCGREGOR, 61. Mr. McGregor was elected President and Chief Operating Officer of Burlington on June 1, 2000. On November 14, 2001, the Board designated his position as President and Chief Restructuring Officer. Prior thereto, he was Chairman, Chief Executive Officer and a director of the M. A. Hanna Company until his retirement in 1998. Mr. McGregor is also a director of KeyCorp and Vulcan Materials Company. He was elected to the Board in July 2000 and is a member of the Investment Committee. Effective December 31, 2002, Mr. McGregor will retire from his positions as President and Chief Restructuring Officer of Burlington and member of the Board of Directors.

JOHN G. MEDLIN, JR., 69. Mr. Medlin has been Chairman Emeritus of Wachovia Corporation, a bank holding company, since 1998. He served at Wachovia as non-executive Chairman of the Board from 1994 to 1998, Chief Executive Officer from 1977 to 1993, and a director until April 2000. Mr. Medlin is a director of Media General, Inc., R. J. Reynolds Tobacco Holdings, Inc., and US Airways Group, Inc. He has been a Director of Burlington since 1994. Mr. Medlin is Chairman of the Nominating Committee and a member of the Audit, Compensation and Benefits, and Executive Committees.

NELSON SCHWAB III, 57. Mr. Schwab is co-founder of Carousel Capital, a merchant banking firm, and has been Managing Director since its inception in 1996. He is also a Director of Summit Properties, Inc. and First Union National Bank of North Carolina. He has been a Director of Burlington since 1995. Mr. Schwab is Chairman of the Compensation and Benefits Committee and a member of the Executive, Investment, and Nominating Committees.

THERESA M. STONE, 58. Ms. Stone is Chief Financial Officer and Executive Vice President of Jefferson-Pilot Corporation, President of Jefferson-Pilot Communications Company, and Chief Financial Officer of Jefferson Pilot Financial. Ms. Stone joined Jefferson Pilot Financial in July 1997 from Chubb Life Insurance Company of America, where she served as President and Chief Executive Officer from 1994 to 1997. She served as Executive Vice President of The Chubb Corporation from 1995 to 1997. Ms. Stone was elected to the Board in April 1999 and is a member of the Audit and Nominating Committees.

W. BARGER TYGART, 67. Mr. Tygart is Chief Executive Officer and Chairman of Monarch Dental in Dallas, Texas. He is the former President and Chief Executive Officer of e-Tygart Consulting Services, an e-commerce consulting company formed in 1999. He served as Vice Chairman (1997 — 1998) and a Director (1995 — 1998) of The J. C. Penney Company, a retail marketing company. Prior thereto, Mr. Tygart was President and Chief Operating Officer of The J. C. Penney Company from 1995 to 1997 and senior executive vice president from 1992 to 1995. He has been a

Director of Burlington since April 1998 and is a member of the Audit, Compensation and Benefits, and Executive Committees.

Board and Committee Meetings; Functions of Certain Committees

During the 2002 fiscal year, the Board of Directors met seven times, the Compensation and Benefits Committee met six times, the Audit Committee met five times and the Nominating Committee met two times. The Executive Committee did not meet during the 2002 fiscal year. Each of the Directors attended at least 75% of the meetings of the Board and of each of the Committees on which he or she served.

The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing: the financial reports and other financial information provided by the Company to any governmental body or the public; the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; and the Company’s auditing, accounting and financial reporting processes generally. The Audit Committee appoints the Company’s outside auditors, approves their compensation, reviews and approves their discharge of the outside auditors, and pre-approves in advance all services provided by the audit firm and assures that the audit firm is not providing prohibited non-audit services.

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

The Nominating Committee’s responsibilities are to review the size and composition of the Board and the qualifications of possible candidates for the Board and, as a result, to make recommendations respecting nominees to be proposed for election. In addition, it is authorized to evaluate the existence, composition and membership of the Committees of the Board of Directors and to recommend a successor to the Chief Executive Officer in the event of a vacancy.

Executive Officers

The Company’s executive officers as of December 6, 2002 are listed below.

Name	Age	Position

George W. Henderson, III	54	Director, Chairman of the Board and Chief Executive Officer

Douglas J. McGregor	61	Director, President and Chief Restructuring Officer

John D. Englar	55	Director, Senior Vice President, Corporate Development and Law

Charles E. Peters, Jr.	51	Senior Vice President and Chief Financial Officer

Judith J. Altman	44	Senior Vice President, Global Operations Support and Chief Information Officer

John P. Ganley	48	President, Burlington House Division

Peter S. Liu	44	President, Burlington WorldWide

James R. McCallum	47	President, Lees Carpet Division

Joseph L. Gorga	50	Executive Vice President, North American Operations

James M. Guin	59	Vice President, Human Resources and Corporate Communications

Robert A. Wicker	58	Vice President, General Counsel and Assistant Secretary

Carl J. Hawk	61	Controller

Karyl McClusky	44	Treasurer

Russell M. Robinson III	44	Corporate Secretary and
		Assistant General Counsel

Mr. Henderson has been Chairman of the Board of the Company since February 1998, and Chief Executive Officer since 1995. Prior thereto, he was President and Chief Operating Officer of the Company (from 1993).

Mr. McGregor joined the Company as President and Chief Operating Officer on June 1, 2000, and was elected a Director on July 26, 2000. On November 14, 2001, the Board designated his position as President and Chief Restructuring Officer. Prior to joining the Company, Mr. McGregor served as Chairman and Chief Executive Officer (from January 1997 to October 1998) and President and Chief Operating Officer (from January 1990 to January 1997) of M. A. Hanna Company. Effective December 31, 2002, Mr. McGregor will retire from his positions as President and Chief Restructuring Officer of Burlington and member of the Board of Directors.

Mr. Englar has been Senior Vice President, Corporate Development and Law of the Company since 1995. Prior thereto, he was Senior Vice President, Finance and Law (from 1993) and Chief Financial Officer of the Company (from 1994).

Mr. Peters has been Senior Vice President and Chief Financial Officer of the Company since 1995.

Ms. Altman has been Senior Vice President, Global Operations Support and Chief Information Officer since October 2002. Prior thereto, she was Vice President and Chief Information Officer of the Company (from 1998). Prior to joining the Company, she was Senior Director of Information Systems with Polo/Ralph Lauren (from 1995).

Mr. Ganley has been President of the Burlington House Division since 1997. Prior thereto, he was President of the Burlington House Floor Accents Division (1996 -1997) and President of the Lees Carpets Division of the Company (1994 - 1997).

Mr. Liu has been President of Burlington WorldWide since January 2002. He has been employed by the Company since July 2001, based in Hong Kong. Prior thereto, he was marketing director for Textile Alliance Apparel, Ltd., (from March 1999) and employed by Betz Lab Inc., most recently holding the position of Director of Business Development, China (from March 1991).

Mr. McCallum was named President of the Lees Carpets Division of the Company in June 1999. Prior thereto, he was Executive Vice President, Sales and Marketing (1997 - 1999) and Vice President, Operations (1994 - 1997) of the Lees Carpets Division.

Mr. Gorga joined the Company as Executive Vice President, North American Operations, December 2, 2002. Prior thereto, he was President and CEO of CMI Industries, Inc., positions he had held since 1996.

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

Mr. Hawk was elected Controller of Burlington in November 1999. Prior thereto, he was Director of Accounting of the Company (from 1990).

Ms. McClusky was named Treasurer in June 1999. Prior thereto, she was Assistant Treasurer of the Company (from March 1999). Prior to joining the Company, she was with R.J. Reynolds Tobacco Company, most recently holding the title of Finance Manager of Marketing.

Mr. Robinson was named Assistant General Counsel in February 2001 and elected Corporate Secretary in April 2001. Prior to joining the Company, he was a partner in the law firm of Amos, Jeffries & Robinson, LLP in Greensboro, N.C.

Executive officers of the Company are elected by, and serve at the discretion of, its Board of Directors. None of the executive officers or Directors of the Company is related by blood, marriage or adoption to any other executive officer or Director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Burlington’s directors and executive officers, and any persons who own beneficially more than 10% of the outstanding Common Stock, to file with the Securities and Exchange Commission and the New York Stock Exchange reports disclosing their ownership of and transactions in the Common Stock. Rules of the Securities and Exchange Commission under Section 16(a) require that Burlington identify, based solely on a review of the copies of such reports furnished to Burlington and written representations, any such person whose reports were filed on a timely basis. Based on such review, it has been determined that no such reports were required to be filed that were not timely filed during the fiscal year ended September 29, 2002.

Item 11.    Executive Compensation

Summary Compensation Table

The following Table sets forth information regarding the compensation of the Company’s Chief Executive Officer and each of its four most highly compensated senior executive officers (collectively, the “named executive officers”) for services in all capacities to the Company in fiscal years 2002, 2001 and 2000.

Long Term Compensation
					Restricted Stock Awards ($)(1)(2)	Awards	Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		Securities Underlying Options(#)(2)	LTIP Payouts($)	All Other Compensation($)(3)
George W. Henderson, III Chairman of the Board and Chief Executive Officer	2002 2001 2000	630,000 630,000 600,000	630,000 227,250 —	— — —	— 84,765 —	— — 149,300	— — —	290,088 9,314 6,800

Douglas J. McGregor President and Chief Restructuring Officer	2002 2001 2000	525,000 525,000 175,000	459,400 191,500 87,500	— — 95,313	— 70,635 95,313	— — 100,000	— — —	340,987 2,788 —

Charles E. Peters, Jr. Senior Vice President and Chief Financial Officer	2002 2001 2000	375,000 370,833 350,000	271,900 137,500 —	— 3,429 267	— 38,910 137,167	— — 50,000	— — —	161,543 8,019 6,800

John D. Englar Senior Vice President, Corporate Development and Law	2002 2001 2000	330,000 315,000 301,667	239,300 105,500 —	— 4,702 643	— 30,825 26,677	— — 45,000	— — —	143,824 7,904 6,800

John P. Ganley President, Burlington House Division	2002 2001 2000	305,000 305,000 275,000	228,800 35,250 —	— — —	— 30,330 87,743	— — 40,000	— — 66,000	103,692 7,469 6,800

(1) The value shown is the number of restricted shares times the closing market price of the common stock on the day of the grant. The restricted shares generally vest over a period of three years. At fiscal year-end, the total number and value (based on the closing market price of the common stock on the last trading day of the fiscal year) of restricted shares held by the Named Executive Officers was: Mr. Henderson, 37,673 shares worth $2,260; Mr. McGregor, 39,726 shares worth $2,384; Mr. Peters, 28,904 shares worth $1,734; Mr. Englar, 15,958 shares worth $957; and Mr. Ganley, 20,907 shares worth $1,254. The values given do not reflect the fact that the shares are restricted. Any dividends paid on the common stock would be paid on the restricted shares.

(2) Does not include information about options and restricted membership interests in Nano-Tex that were provided to the named executive officers in April 2000 by the board of directors of Nano-Tex (which includes Mr. Henderson and Mr. Englar, who did not participate in the consideration of the matter) in connection with adoption of an equity incentive plan. The options vest one third each beginning one year after the date of grant, expire ten years after the date of grant, and were granted with an exercise price of $2.25 per unit. The restricted awards were purchased by the recipients for $2.25 per unit with such purchase price paid by a promissory note (which in the case of Mr. Henderson is in the aggregate amount of $112,500 with an interest rate equal to the IRS Long Term Applicable Federal Rate as in effect from time to time). The number of options and restricted units issued to each of the named executive officers was as follows: Mr. Henderson, 450,000 options and 50,000 units; Mr. McGregor, 135,000 options and 15,000 units; Messrs. Peters and Englar, 90,000 options and 10,000 units each; and Mr. Ganley, 45,600 options and 4,400 units. See “Notes to Consolidated Financial Statements — Note R — Stock-Based Compensation.”

(3) Includes (i) Company matching contribution to the 401(k) for as follows: $6,984 Henderson; $-0- McGregor; $6,984 Peters; $7,990 Englar; and $6,984 Ganley, and (ii) compensation value of split dollar life insurance as follows: $2,754 Henderson; $5,570 McGregor; $1,334 Peters; $1,209 Englar and $733 Ganley, and (iii) payments under a key employee retention program approved by the Bankruptcy Court in the Chapter 11 Cases as follows: $280,350 Henderson; $335,417 McGregor; $153,225 Peters; $134,625 Englar and $95,975 Ganley.

Effect of Chapter 11 on Certain Compensation Arrangements

Certain compensation arrangements discussed below, including the benefits equalization plan, the supplemental executive retirement plan, severance and change of control arrangements and the Director’s deferred stock units, are unfunded. All benefits payable to a participant under such unfunded arrangements will be paid from the general assets of the Company. As a result of the filing of the Chapter 11 Cases, each participant has the status of a general unsecured creditor with respect to the obligation of the Company to make payments under the unfunded arrangements, and, as discussed above, the Company cannot pay prepetition general unsecured claims in the Chapter 11 Cases, other than pursuant to a confirmed plan or plans or reorganization or other order of the Bankruptcy Court. Likewise, employment agreements discussed below are prepetition agreements of the Company and constitute executory contracts in the Chapter 11 Cases. See “Item 1. Business — Proceedings Under Chapter 11 of the Bankruptcy Code

Stock Options, SARs, Performance Units

No options or SARs were granted to any of the named executive officers during fiscal year 2002. The following Table shows information about stock options held by each of the named executive officers as of December 3, 2002 (the value being the difference between the closing price of Burlington’s Common Stock on December 3, 2002 and the respective option prices). No SARs are held by any of the named executive officers.

Aggregated Option Exercises in Fiscal Year 2002 and Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 5, 2002 (#)
			Exercisable	Unexercisable
George W. Henderson, III	0	0	539,300	0
Douglas J. McGregor	0	0	66,667	33,333
Charles E. Peters, Jr.	0	0	88,000	0
John D. Englar	0	0	190,000	0
John P. Ganley	0	0	99,500	0

Retirement Plans

Retirement System

Each eligible employee, including the named executive officers, may elect to participate in Burlington’s “Retirement System”, which is a defined-benefit plan qualified under the Internal Revenue Code. Both individual and Company contributions are made to the Retirement System. Employee contributions represent a fixed percentage of base salary, calculated at the rate of 1.5% or 3.0%, as the employee elects, of base salary up to $6,600 plus 3.0% of base salary in excess of $6,600 each plan year, subject to maximum participating earnings levels established by the Internal Revenue Service (“IRS”).

The Retirement System provides an annual benefit payable to an eligible member at age 65 equal to the greater of (a) the sum of (i) the number of years of continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the member’s contributions after September 30, 1984, (b) one-half of the member’s total contributions, or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return of personal contributions and may, at the participant’s election, be paid as a lump sum discounted to a present value at rates set by the plan or applicable regulations. Benefits are not subject to offset for Social Security benefits or other amounts. Contributions made by the Company to the Retirement System in respect of a specified person cannot readily be separately or individually calculated by the actuaries of the Retirement System.

The credited years of service to date under the Retirement System for named executive officers are as follows: Mr. Henderson — 23, Mr. McGregor — 2, Mr. Peters — 6, Mr. Englar — 17, and Mr. Ganley — 26. Covered remuneration under the Retirement System for such individuals is the base salary amount described in the first paragraph of “Employment Agreements” below, subject to limitations on amount imposed under Federal regulations ($170,000 during the 2002-03 plan year). Estimated annual benefits payable upon retirement under the Retirement System at age 65 to the named executive officers (which benefits are fully vested), assuming no increase in present salary levels, would be: Mr. Henderson — $191,941; Mr. Peters — $100,390; Mr. Englar — $100,314; and Mr. Ganley — $114,196. Mr. McGregor, who will retire on December 31, 2002, is eligible to receive upon his retirement an estimated annual benefit of $18,420.

Benefits provided under the Retirement System are subject to certain restrictions and limitations under the Code and applicable regulations promulgated thereunder, as in effect from time to time, and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under a benefits equalization plan, Burlington will pay to certain participants in the Retirement System upon retirement supplemental benefits equal to the reduction in such plan benefits mandated by maximum benefit and salary limitations established under the Code and ERISA. Such supplemental amounts are reflected in the individual annual benefits indicated in the next preceding paragraph. See “Effect of Chapter 11 on Certain Compensation Arrangements.”

Supplemental Pre-Retirement/Post-Retirement Plan

The named executive officers and other senior management employees participate in the Company’s Supplemental Executive Retirement Plan (the “SERP”). See “Effect of Chapter 11 on Certain Compensation Arrangements.”

In the event of the death before retirement of a named executive officer prior to age 65, the SERP provides for a pre-retirement survivor benefit of 120 monthly payments equal to one-half of Monthly Base Salary (which is the greater of (i) the monthly base salary on the January 1 occurring concurrently with or immediately preceding such person’s death or (ii) the average of the monthly base salary on January 1 for each of the previous five years) in the case of death prior to age 60, thereafter decreasing by 5% each year to 25% of Monthly Base Salary if death occurs at or after age 64. The amount of the monthly pre-retirement survivor benefit (to be paid for 120 months) calculated assuming the death of the participant as of December 1, 2002, would be: Mr. Henderson — $26,250; Mr. Peters — $15,625; Mr. Englar — $13,750; and Mr. Ganley — $12,708.

Each named executive officer who attains age 50 and completes 10 years of service with Burlington (currently each of them other than Messrs. McGregor, Peters and Ganley) has a nonforfeitable right to receive post-retirement benefits under the SERP of two and one-half times the greater of (a) final annual base salary as of the January 1 occurring concurrently with or immediately preceding retirement or (b) an average of annual base salary on January 1 for each of the five years preceding retirement (such greater amount being referred to as the “Annual Base Salary”), reduced in the event of early retirement as described below. Any named executive officer who receives post-retirement benefits before age 65 will have his benefits reduced by a factor of 5% for each year remaining until he attains age 60 and reduced by a factor of 3% for each year remaining between age 61 and 65. The amount of post-retirement benefits (payable over 10 years) calculated assuming retirement as of December 1, 2002, at current plan salary would be: Mr. Henderson — $ 866,250 and Mr. Englar — $ 495,000; and Messrs. McGregor, Peters and Ganley — $0.

Any payments in the future will depend upon the Annual Base Salary level of the named executive officer at that time and whether he or she meets all the terms and conditions of the SERP, including refraining from engaging in any activities materially competitive with the business of the Company.

Employment Agreements

Burlington has employment agreements with the named executive officers providing for employment through December 31, 2003, in the case of Messrs. Henderson, Peters and Englar; and October 31, 2003 in the case of Mr. Ganley. These agreements provide, among other things, for minimum annual salaried compensation. Current annual salaries are as follows: Mr. Henderson — $630,000; Mr. Peters — $375,000; Mr. Englar — $330,000; and Mr. Ganley — $305,000. In the case of Mr. McGregor, the Company was a party to to an employment agreement as of November 14, 2001, which had a term of one year and replaced Mr. McGregor’s prior employment agreement. The foregoing employment agreements and provisions contained therein are subject to the Chapter 11 Cases. See “Effect of Chapter 11 on Certain Compensation Arrangements.”

The employment agreements with the named executive officers provide that in the event of a voluntary termination of employment for “good reason” or an involuntary termination of employment “without cause”, such executive will receive a lump sum in cash equal to (x) the salary that would have been payable over the “severance period” of the agreement had such executive not been terminated plus (y) the amount of the target incentive bonus payment for the year in which termination occurred, times the number of years or partial years in the “severance period”. The executive also is entitled to continue participating in all applicable benefit and welfare plans of the Company during the “severance period”. With regard to such termination, the “severance period” is two years for Mr. Henderson, one and one-half years for Messrs. Peters and Englar, and one year for Mr. Ganley. “Good reason” means a failure to pay compensation due and payable, a reduction in compensation level (other than changes to incentive or benefit plans affecting all executives), an assignment of duties resulting in a diminution of the executive’s position, authority, duties or responsibilities which is not agreed to by the executive, or a change in employment requirements which the Compensation and Benefits Committee determines subjects the executive to an unfair change of circumstances.

All the employment agreements provide that in the event of a voluntary termination of employment for “good reason” or an involuntary termination of employment “without cause” which occurs within two years of a “change of control”, the “severance period” shall mean three years. In the event of disability (as defined in the agreements), the employment agreements provide that Burlington may terminate the agreement and provide the executive with salary payments and benefits for one year in the case of Mr. Henderson and six months in the case of Messrs. Peters, Englar and Ganley. Further, all the employment agreements provide that in the event of an involuntary termination for cause where such conduct is not found to be willful, the executive will receive a lump sum equal to the present value of the amount payable under the terms of the Company’s payroll severance policy applicable to such employee.

Change of Control Arrangements

In addition to the provisions of the employment agreements discussed above, the agreements which Burlington has entered into with each of the named executive officers in connection with the SERP contain provisions under which such officer’s rights to receive pre-retirement survivor benefits and post-retirement benefits automatically, upon the occurrence of a “change of control” of the Company, become fully vested, nonforfeitable and payable on normal payment dates at 100% of benefit level (without regard to reductions of benefits arising from early retirement). Such officers have also entered into agreements with Burlington in connection with each of the Equity Incentive Plans under which such officers’ awards of stock options and performance shares will fully vest if their employment is terminated “without cause” or they voluntarily terminate their employment for “good reason”, in each case within two years after the occurrence of a “change of control” of the Company. The key employee retention program described below contains a change of control arrangement similar to those described in the employment agreements. See “Effect of Chapter 11 on Certain Compensation Arrangements” above.

Key Employee Retention Program

In accordance with Bankruptcy Court orders, the Company adopted a key employee retention program designed to provide incentives to certain key employees to remain with the Company during the Chapter 11 Cases.

Key components of the program include a retention incentive plan for certain employees (including the named executive officers); a severance plan, which includes payments and benefits in the event of termination of employment in certain circumstances, including following a change of control for certain employees (including the named executive officers), and a discretionary fund that would be available for use by the chief executive for employee incentives during the Chapter 11 Cases. The purpose of the program is to provide the incentives necessary for the Company to retain its management team and other key employees and to otherwise address concerns regarding key employee attrition during the Company’s financial restructuring process. Payments made to the named executive officers during fiscal year 2002 are reported in the Summary Compensation Table above. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations — Comparison of Fiscal Years ended September 28, 2002 and September 29, 2001 — Reorganization Items.”

Compensation of Directors

An annual fee of $30,000 is paid to each Director who is not an employee of the Company. Directors are paid meeting fees equal to $1,500 for attendance at a board or committee meeting plus $1,000 for each additional committee meeting on a meeting day. No fees are paid to employee Directors for their services in such capacity. Directors may participate, along with all other employees of the Company, in Burlington’s matching charitable gifts program to qualifying educational institutions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

There are no persons known to the Company (based on public filings) to be the beneficial owner of more than five percent of the outstanding shares of Common Stock. As of December 5, 2002, the Company’s 401(k) Plan, in the name of Vanguard Fiduciary Trust Company, holds 4,623,196 shares of Common Stock (8.6%) which is allocated to the accounts of the plan participants.

The following Table sets forth the number of shares of Common Stock beneficially owned, as of December 5, 2002, by each Director and nominee for Director, each of the named executive officers of Burlington (as defined in “Executive Compensation — Summary Compensation Table”) and all Directors and executive officers of the Company as a group.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership (a)	of Class
Jerald A. Blumberg	1,500(b)	* %
John D. Englar	265,501(c)	*
John P. Ganley	155,712(c)	*
George W. Henderson, III	728,393(c)	1.3%
Douglas J. McGregor	122,065(c)	*
John G. Medlin, Jr.	-0-(b)	*
Charles E. Peters, Jr.	127,961(c)	*
Nelson Schwab III	-0-(b)	*
Theresa M. Stone	1,500(b)	*
W. Barger Tygart	1,500(b)	*

All Directors and executive officers as a group (19 persons), including the above	1,719,737	3.1%

*	Represents less than 1% of the class.

(a)
Unless otherwise indicated in a footnote below, each Director and executive officer possesses sole voting and sole investment power with respect to the shares shown in the Table above. Shares listed for Mr. Henderson include 133,145 shares held by a family limited partnership. Shares listed for Mr. Englar include 100 shares held by his children and 200 shares held by his wife.

(b)
Does not include stock units held for the account of each non-employee Director under the Director Stock Plan, as follows: Mr. Blumberg, 73,413.98 units; Mr. Medlin, 34,136.83 units; Mr. Schwab, 54,168.49 units; Ms. Stone, 71,662.07 units; and Mr. Tygart, 34,136.83 units.

(c)
Includes for executive officers of Burlington shares in which they have voting power, but not investment power, under the 401(k) Plan. Also includes shares not currently owned but which are issuable upon exercise of stock options under Company Equity Incentive Plans, which are currently exercisable, as follows: Mr. Henderson, 539,300 shares; Mr. McGregor, 66,667 shares; Mr. Peters, 88,000 shares; Mr. Englar, 190,000 shares; Mr. Ganley, 99,500 shares; and all executive officers as a group (19 persons), 1,206,067 shares. Also includes shares of restricted stock issued under Company Equity Incentive Plans, which have not yet vested as follows: Mr. Henderson, 37,673 shares; Mr. McGregor, 39,726 shares; Mr. Peters, 28,904 shares; Mr. Englar, 15,958 shares; Mr. Ganley, 20,907 shares; and all executive officers as a group (19 persons), 195,860 shares.

Item 13.    Certain Relationships and Related Transactions

See Item 11 — Summary Compensation Table, footnote 2.

Item 14.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”) of the effectiveness of such disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.      Financial Statements

Report of Ernst & Young LLP, Independent Auditors (page F-1)

Consolidated Statements of Operations — for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000. (page F-2)

Consolidated Balance Sheets — as of September 28, 2002 and September 29, 2001 (page F-3)

Consolidated Statements of Shareholders’ Equity — for the fiscal years ended September 28, 2002,            , September 29, 2001 and September 30, 2000 (page F-4)

Consolidated Statements of Cash Flows — for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000. (page F-5)

Notes to Consolidated Financial Statements (pages F–6 to F–30)

2.        Financial Statement Schedules

     The financial statement schedule listed under Item 8 is filed as a part of this Report.

3.    Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

(b)         During the quarter ended September 28, 2002, the Company filed a Form 8-K on August 7, 2002 reporting certification of financial statements by the chief executive officer and chief financial officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON INDUSTRIES, INC.

Date: December 24, 2002

By:	/s/ George W. Henderson, III
George W. Henderson, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Henderson, III George W. Henderson, III	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 24, 2002

/s/ Charles E. Peters, Jr. Charles E. Peters, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 24, 2002

/s/ Carl J. Hawk Carl J. Hawk	Controller (Principal Accounting Officer)	December 24, 2002

/s/ Jerald A. Blumberg Jerald A. Blumberg	Director	December 24, 2002

/s/ John D. Englar John D. Englar	Director	December 24, 2002

/s/ Douglas J. McGregor Douglas J. McGregor	Director	December 24, 2002

/s/ John G. Medlin, Jr. John G. Medlin, Jr.	Director	December 24, 2002

/s/ Nelson Schwab III Nelson Schwab III	Director	December 24, 2002

/s/ Theresa M. Stone Theresa M. Stone	Director	December 24, 2002

/s/ W. Barger Tygart W. Barger Tygart	Director	December 24, 2002

CERTIFICATION

I, George W. Henderson, III, Chief Executive Officer of Burlington Industries, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Burlington Industries, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

BURLINGTON INDUSTRIES, INC.

By:	/s/ George W. Henderson, III
Name: Title:	George W. Henderson, III Chief Executive Officer

CERTIFICATION

I, Charles E. Peters, Jr., Senior Vice President and Chief Financial Officer of Burlington Industries, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Burlington Industries, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

BURLINGTON INDUSTRIES, INC.

By:	/s/ Charles E. Peters, Jr.
Name: Title:	Charles E. Peters, Jr. Senior Vice President and Chief Financial Officer

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-possession as of November 15, 2001)

Consolidated Financial Statements:

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Burlington Industries, Inc.

We have audited the accompanying consolidated balance sheets of Burlington Industries, Inc. and subsidiary companies (Debtors-in-Possession as of November 15, 2001) as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index for Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Industries, Inc. and subsidiary companies (Debtors-in-Possession as of November 15, 2001) at September 28, 2002 and September 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the Consolidated Financial Statements, in 2000 the Company changed its method for measuring impairment of goodwill.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, on November 15, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Wilmington, Delaware (the “Bankruptcy Court”), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the ability to return to profitability and generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced operating losses in 2002, 2001 and 2000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina
October 29, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
For the 52 weeks ended September 28, 2002, September 29, 2001 and September 30, 2000
(Amounts in thousands, except for per share amounts)

	2002	2001	2000
Net sales	$993,336	$1,403,905	$1,620,247
Cost of sales	915,873	1,272,694	1,434,867

Gross profit	77,463	131,211	185,380
Selling, general and administrative expenses	100,223	118,672	138,725
Provision for doubtful accounts	3,861	4,334	4,380
Provision for restructuring and impairments	165,777	72,098	67,003
Amortization of goodwill	0	0	16,715
Write-off of goodwill	0	0	463,247

Operating loss before interest and taxes	(192,398)	(63,893)	(504,690)
Interest expense (contractual interest of $59,922 for fiscal year 2002)	40,921	71,174	66,264
Equity in income of joint ventures	(1,704)	(626)	(10,263)
Other expense (income)—net	(5,382)	(15,706)	(12,043)

Loss before reorganization items and income taxes	(226,233)	(118,735)	(548,648)
Reorganization items	21,002	0	0

Loss before income taxes	(247,235)	(118,735)	(548,648)
Income tax expense (benefit):
Current	(92,668)	(2,041)	10,004
Deferred	(53,797)	(25,593)	(31,680)

Total income tax benefit	(146,465)	(27,634)	(21,676)

Net loss	$(100,770)	$(91,101)	$(526,972)

Basic and diluted loss per common share	$(1.89)	$(1.73)	$(10.12)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
As of September 28, 2002 and September 29, 2001
(Amounts in thousands)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$137,793	$87,473
Short-term investments	26,828	13,394
Customer accounts receivable after deductions of $10,363 and $12,406 for the respective dates for doubtful accounts, discounts, returns and allowances	118,115	195,571
Income taxes receivable	67,630	8,334
Sundry notes and accounts receivable	13,174	13,651
Inventories	131,363	216,968
Prepaid expenses	5,238	3,329

Total current assets	500,141	538,720
Fixed assets, at cost:
Land and land improvements	14,339	23,334
Buildings	227,453	352,491
Machinery, fixtures and equipment	474,023	585,425

	715,815	961,250
Less accumulated depreciation and amortization	380,862	456,890

Fixed assets — net	334,953	504,360
Other assets:
Assets held for sale	21,533	32,818
Investments and receivables	47,825	48,405
Intangibles and deferred charges	9,111	60,692

Total other assets	78,469	141,915

	$913,563	$1,184,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt — current	$464,617	$476,900
Accounts payable — trade	36,146	62,171
Sundry payables and accrued expenses	68,831	79,724
Income taxes payable	2,024	4,566
Deferred income taxes	31,472	31,819

Total current liabilities	603,090	655,180
Long-term liabilities:
Long-term debt	0	397,068
Other	57,058	53,957

Total long-term liabilities	57,058	451,025
Deferred income taxes	0	53,346

Total liabilities not subject to compromise	660,148	1,159,551
Liabilities subject to compromise	366,145	0

Total liabilities	1,026,293	1,159,551
Shareholders’ equity:
Common stock issued (Note I)	703	700
Capital in excess of par value	887,116	885,935
Accumulated deficit	(804,186)	(703,416)
Accumulated other comprehensive income (loss)	(40,435)	(1,860)
Cost of common stock held in treasury	(155,928)	(155,915)

Total shareholders’ equity	(112,730)	25,444

	$913,563	$1,184,995

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
For the 52 weeks ended September 28, 2002, September 29, 2001 and September 30, 2000
(Amounts in thousands)

	Common Stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury shares, at cost	Total
Balance October 2, 1999	$684	$884,347	$(85,343)	$(14,658)	$(155,781)	$629,249
Net loss for the period			(526,972)			(526,972)
Translation adjustments				(947)		(947)
Less: reclassification adjustment for realized gain included in net loss				(5,507)		(5,507)
Unrealized losses on securities (net of income taxes of $388)				(721)		(721)
Less: reclassification adjustment for realized gains included in net loss (net of income taxes of $333)				(619)		(619)

Comprehensive income (loss)						(534,766)
Awards issued under Equity Incentive Plans	5	(26)			(9)	(30)
Amortization of unearned compensation		322				322

Balance September 30, 2000	689	884,643	(612,315)	(22,452)	(155,790)	94,775
Net loss for the period			(91,101)			(91,101)
Translation adjustments				(198)		(198)
Less: reclassification adjustment for realized loss included in net loss				22,491		22,491
Net loss on derivative instruments qualifying as cash flow hedges (net of income taxes of $971)				(1,493)		(1,493)
Less: reclassification adjustment for realized lossesincluded in net loss (net of income taxes of $78)				120		120
Unrealized gains on securities (net of income taxes of $141)				262		262
Less: reclassification adjustment for realized gains included in net loss (net of income taxes of $318)				(590)		(590)

Comprehensive income (loss)						(70,509)
Shares issued related to Nano-Tex acquisition	4	577				581
Awards issued under Equity Incentive Plans	7	(87)				(80)
Forfeiture of restricted nonvested stock		1			(125)	(124)
Amortization of unearned compensation		801				801

Balance September 29, 2001	700	885,935	(703,416)	(1,860)	(155,915)	25,444
Net loss for the period			(100,770)			(100,770)
Translation adjustments				(41)		(41)
Less: reclassification adjustment for realized gain included in net loss				(128)		(128)
Net loss on derivative instruments qualifying as cash flow hedges (net of income taxes of $925)				1,423		1,423
Less: reclassification adjustment for realized lossesincluded in net loss (net of income taxes of $32)				(50)		(50)
Unrealized losses on securities				(556)		(556)
Less: reclassification adjustment for realized gains included in net loss (net of income taxes of $29)				(614)		(614)
Minimum pension liability adjustment				(38,609)		(38,609)

Comprehensive income (loss)						(139,345)
Shares issued related to Nano-Tex acquisition	4	514				518
Forfeiture of restricted nonvested stock	(1)	(58)			(13)	(72)
Amortization of unearned compensation		725				725

Balance September 28, 2002	$703	$887,116	$(804,186)	$(40,435)	$(155,928)	$(112,730)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
For the 52 weeks ended September 28, 2002, September 29, 2001and September 30, 2000
(Amounts in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,770)	$(91,101)	$(526,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of fixed assets	52,072	65,012	67,096
Provision for doubtful accounts	3,861	4,334	4,380
Amortization of intangibles and deferred debt expense	8,984	4,786	17,602
Write-off of goodwill	0	0	463,247
Equity in (income) loss of joint ventures	(1,704)	2,074	837
Deferred income taxes	(53,797)	(25,593)	(31,680)
Translation gain on liquidation of subsidiary	0	0	(5,507)
Gain on disposal of assets	(2,534)	(5,165)	(990)
Provision for restructuring and impairments	165,777	72,098	67,003
Non-cash reorganization items	3,993	0	0
Changes in assets and liabilities:
Customer accounts receivable — net	56,615	69,304	(21,808)
Income taxes receivable	(59,296)	(8,334)	0
Sundry notes and accounts receivable	477	17,579	(8,348)
Inventories	58,902	57,751	29,585
Prepaid expenses	(1,909)	23	1,895
Accounts payable and accrued expenses	8,891	(49,429)	(3,407)
Change in income taxes payable	(2,542)	2,542	858
Other	(6,158)	(22,678)	(7,466)

Total adjustments	231,632	184,304	573,297

Net cash provided by operating activities	130,862	93,203	46,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,589)	(24,785)	(73,773)
Proceeds from sales of assets	64,825	29,727	11,091
Investment in joint ventures	0	0	(446)
Change in investments	(12,747)	(131)	7,838

Net cash provided (used) by investing activities	36,489	4,811	(55,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in short-term borrowings	0	(3,400)	3,400
Repayments of long-term debt	(111,889)	(175,296)	(11,665)
Proceeds from issuance of long-term debt	0	153,900	26,000
Payment of financing fees	(5,142)	(11,917)	0

Net cash provided (used) by financing activities	(117,031)	(36,713)	17,735

Net change in cash and cash equivalents	50,320	61,301	8,770
Cash and cash equivalents at beginning of period	87,473	26,172	17,402

Cash and cash equivalents at end of period	$137,793	$87,473	$26,172

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Burlington Industries, Inc. and Subsidiary Companies
(Debtors-in-Possession as of November 15, 2001)

Note A — Proceedings Under Chapter 11 of the Bankruptcy Code

On November 15, 2001 (the “Petition Date”), the Company and certain of its domestic subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case Nos. 01-11282 through 01-11306) (the “Bankruptcy Court”). The Chapter 11 cases pending for the Debtors (the “Chapter 11 Cases”) are being jointly administered for procedural purposes only. International operations, joint venture partnerships, Nano-Tex, LLC and Burlington WorldWide Limited and certain other subsidiaries were not included in the filing.

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

On December 12, 2001, the Bankruptcy Court entered an order (the “DIP Financing Order”) authorizing the Debtors to enter into a debtor-in-possession financing facility (the “DIP Financing Facility”) with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate (“LIBOR”) plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. At September 28, 2002, principal amount of $0.0 million was outstanding and the Company had approximately $96.1 million in unused capacity available under this Facility. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items (“EBITDA”), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The Bankruptcy Court established July 22, 2002 as the “bar date” as of which all claimants were required to submit and characterize claims against the debtors. Debtors are assessing the claims filed and their impact on the development of a plan of reorganization. The amount of the claims filed or to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The initial exclusive period of the Debtors to file a plan for reorganization expired on March 15, 2002; and subsequent rulings by the Bankruptcy Court have extended this period to January 31, 2003. If the Debtors fail to obtain an extension of the exclusive period or file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the parties entitled to vote on the plan during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to the parties entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each class of parties entitled to vote, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each class of parties entitled to vote has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any class of parties entitled to vote does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of parties entitled to vote if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. It is possible that the plan of reorganization will require the issuance of common stock or common stock equivalents, thereby diluting current equity interests. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management believes that it has substantially completed the restructuring steps it has identified as necessary and is evaluating the elements of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by parties entitled to vote on the plan and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22 “bar date” and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions “2001 Restructuring and Impairment” and “2002 Restructuring and Impairment” describe the actions the Company is taking to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility.

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and has closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These actions, coupled with the associated indebtedness of the subsidiary in which such business operated, will qualify for treatment as a tax deduction. In a motion filed in August, 2002, the Company obtained permission from the U.S. Bankruptcy Court to take certain actions which allows it to claim a federal income tax deduction for the tax basis of the subsidiary’s stock, resulting in a deduction for tax purposes only of approximately $300 million. Such actions included the transfer of $13.7 million of cash to a trust to restrict these funds for the sole benefit of creditors of this subsidiary. There can be no assurances that such tax deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization.

Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of September 28, 2002 are identified below (in thousands):

BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.25% Notes Due 2005	$150,000
7.25% Notes Due 2027	150,000

Total long-term debt	300,000
Interest accrued on above debt	5,293
Accounts payable	50,695
Sundry payables and accrued expenses	10,157

$366,145

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the 2002 fiscal year, the Company recognized a charge of $21.0 million associated with the Chapter 11 Cases. Approximately $4.0 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to interest rate swaps in default as a result of the Chapter 11 Cases. In addition, the Company incurred $12.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $4.4 million has been recorded for service rendered through September 28, 2002 related to retention incentives.

Following is unaudited condensed combined financial information of the Debtors as of and for the fiscal year ended September 28, 2002 (in millions). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information for each of the Debtor subsidiaries are not presented because such financial information would not provide relevant material additional information to users of the consolidated financial statements of Burlington Industries, Inc. Intercompany receivables and payables of entities in reorganization proceedings are not material.

Earnings data:
Revenue	$985.9
Gross profit	129.2
Net loss	(120.9)
Balance sheet data:
Current assets	$457.0
Noncurrent assets	464.3
Current liabilities	585.9
Noncurrent liabilities	396.3

Note B — Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of the Company and all its subsidiaries. The accounts of certain foreign subsidiaries have been included on the basis of fiscal periods ended no more than three months prior to the dates of the consolidated balance sheets. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock or has significant influence are accounted for using the equity method and all others are accounted for at cost. All significant intercompany accounts and transactions have been eliminated.

Cash equivalents:    Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less. At times such amounts may exceed the F.D.I.C limits, and at September 28, 2002, they included a significant concentration of overnight deposits valued at $113.0 million.

Investments:    The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders’ equity in comprehensive income (loss), net of income taxes. Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Other expense (income) — net” in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Allowances for Doubtful Accounts/Returns and Allowances:    The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects. The Company records sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

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

Impairment of long-lived assets:    When circumstances indicate, the Company evaluates the recoverability of its long-lived assets by comparing market value or estimated future undiscounted cash flows with the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

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

Pensions and Postretirement Benefits:    The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations.

Insurance:    Insurance liabilities are recorded based upon the claim reserves established by independent insurance consultants, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The reserves associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments are currently reflected in earnings.

Revenue recognition:    Sales are recorded upon shipment or designation of specific goods for later shipment at customers’ request with related risk of ownership passing to such customers. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statements of income.

Research expenditures:    Expenditures for research and development are expensed as incurred. Total expenditures for research and development aggregated $9.8 million, $11.4 million and $11.8 million in the 2002, 2001 and 2000 fiscal years, respectively.

Income Taxes:    As part of the process of preparing the consolidated financial statements, SFAS No. 109, “Accounting for Income Taxes,” requires the Company to estimate income taxes in each of the jurisdictions in which it operates. Accordingly, the process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. A valuation allowance is recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.

Derivative instruments:    On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the statement, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in the fair values or cash flows of the hedged items. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, with the ineffective portion, if any, being recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The adoption of SFAS No. 133 resulted in the cumulative effect of an accounting change of $1.4 million being recognized as a net gain (after taxes) in other comprehensive income (loss). In addition, income of $16.2 thousand (after income taxes), or $0.00 per share, was recognized upon adoption but not presented as a separate line in the consolidated statement of operations as the cumulative effect of an accounting change due to lack of materiality.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:    Certain prior period amounts have been reclassified to conform to current presentations.

Fiscal year:    The Company uses a 52 — 53 week fiscal year.

Recently issued accounting pronouncements:    In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company will adopt SFAS No. 142 effective September 29, 2002, and does not expect that such adoption will have a material impact on the earnings and financial condition of the Company. In October 2001, the FASB issued Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on September 29, 2002. The Company does not expect that adoption of SFAS No. 144 will have a material impact on its financial statements.

Note C — Restructuring and Impairment Charges

2000 Restructuring and Impairment

During the September quarter of 2000, the Company’s Board of Directors approved a plan to address performance shortfalls as well as difficult market dynamics. The major elements of the plan include:

(1)  Realign operating capacity. The Company reduced capacity to better align its operations with market demand and to assure the most efficient use of assets. This included: closing a plant in Johnson City, Tennessee and moving a portion of its production to other underutilized facilities in the first half of fiscal year 2001; reducing operations at the

Clarksville, Virginia facilities of the former PerformanceWear segment in the December 2000 quarter; reducing the size of the Company’s trucking fleet and closing the Gaston trucking terminal located in Belmont, North Carolina in the December 2000 quarter; and closing a drapery sewing plant of the interior furnishings segment in Mt Olive, North Carolina in June 2001.

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

The closings and overhead reductions outlined above resulted in the elimination of approximately 2,500 jobs in the United States and 1,000 jobs in Mexico with severance benefits paid over periods of up to 12 months from the termination date, depending on the employee’s length of service.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $73.4 million, as adjusted by $5.0 million in the 2001 fiscal year and $0.7 million in the 2002 fiscal year. The components of the 2000 restructuring and impairment charge included the establishment of a $17.4 million reserve for severance benefit payments, write-downs for impairment of $46.5 million (including $12.7 million of goodwill) related to long-lived assets resulting from the restructuring and a reserve of $9.5 million primarily for lease cancellation costs.

Following is a summary of activity in the related 2000 restructuring reserves (in millions):

	Severance Benefits	Lease Cancellations and Other Exit Costs
September 2000 restructuring charge	$19.7	$10.0
Payments	(0.4)	—

Balance at September 30, 2000	19.3	10.0
Payments	(16.6)	(8.5)
Adjustments	(2.3)	(0.4)

Balance at September 29, 2001	0.4	1.1
Payments	(0.4)	(1.0)
Adjustments	—	(0.1)

Balance at September 28, 2002	$—	$—

Other expenses related to the 2000 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 28, 2002, $0.2 million, $11.8 million and $8.1 million of such costs have been incurred and charged to operations during the 2002, 2001 and 2000 fiscal years, respectively, consisting primarily of inventory losses and plant carrying costs.

In 2000, the Company changed its method of evaluating the recoverability of enterprise-level goodwill from the undiscounted cash flow method to the market value method. Under the market value method, impairment is measured by the excess of the Company’s net book value over its market capitalization. The Company believes the market value method is preferable because it results in a more objective measurement of recoverability and better reflects the value of goodwill as perceived by investors. Since the excess of the Company’s net book value over its market capitalization exceeded the carrying value of the

Company’s enterprise-level goodwill, the change in method resulted in an impairment charge to write-off the remaining carrying value of enterprise-level goodwill of $463.2 million, or ($8.89) per share, in fiscal year 2000. This change represents a change in method that is inseparable from a change in estimate and, accordingly, the effect of the change has been reflected as an impairment charge in the accompanying 2000 statement of operations. The Company’s bank credit agreements were amended to allow for this change in accounting for goodwill. Prior to the change, goodwill was amortized using the straight-line method over not more than 40 years. At adoption of the change, the accumulated amortization of goodwill was $234.4 million.

2001 Restructuring and Impairment

During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel has grown at five times the rate of consumption, squeezing out U.S.-made products The major elements of the plan include:

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

(3)  Reduce overhead. The Company analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas during the 2002 fiscal year.

The closings and overhead reductions outlined above resulted in the elimination of approximately 600 jobs in the United States and 2,000 jobs in Mexico with severance benefits originally calculated for periods of up to 12 months from the termination date, depending on the employee’s length of service. The Debtors obtained approval of the Bankruptcy Court for payment of severance benefits equal to one-half of the amounts payable under the Company’s former severance policy. The Company recorded the adjustment of the severance liability in the December 2001 quarter.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $57.9 million, as adjusted by $9.6 million in the 2002 fiscal year. The components of the 2001 restructuring and impairment charge included the establishment of a $8.5 million reserve for severance benefit payments, write-downs for impairment of $44.4 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $5.0 million for lease cancellation and other exit costs expected to be paid through December 2002. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company’s ultimate liability for these amounts cannot yet be ascertained.

Following is a summary of activity in the related 2001 restructuring reserves (in millions):

	Severance Benefits	Lease Cancellations and Other Exit Costs
September 2001 restructuring charge	$10.0	$6.9
Payments	(1.1)	—

Balance at September 29, 2001	8.9	6.9
Payments	(5.7)	(4.9)
Adjustments	(1.5)	(1.9)

Balance at September 28, 2002	$1.7	$0.1

Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through September 28, 2002, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

2002 Restructuring and Impairment

During the March 2002 quarter, management announced a comprehensive reorganization of its apparel fabrics and interior furnishings groups. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions have made it necessary to further reduce U.S. capacity. This reorganization is part of the Company’s initiatives to transition and modify its business model in order to better serve its customers’ expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

The major elements of the reorganization are:

(1)  Unified sales and marketing — All apparel products will be marketed and sold under one organization, “Burlington WorldWide”, instead of its previous divisional structure.

(2)  Accelerate product sourcing — The Company intends to complement the product offerings of its manufacturing base with sourced products from mills located in other countries. It is anticipated that many of these products will be made using technology licensed by Nano-Tex, LLC. Burlington Worldwide is attempting to put in place a coordinated network of domestic and international resources to enable the Company to offer a broader range of fabrics to its customers and deliver them to points of assembly worldwide.

(3)  Rationalize its manufacturing base — The Company has reduced its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization resulted in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions have occurred at the Raeford, North Carolina plant, and company-wide overhead reductions have taken place.

(4)  During the June 2002 quarter, the Company sold its bedding and window consumer products businesses to Springs Industries, Inc. and entered into an agreement to supply jacquard and decorative fabrics for certain of Springs’ home furnishing product lines. For the first eight months of fiscal 2002, the bedding and window consumer products businesses had sales of $69.7 million, and from June through September 2002, the Company had sales of $12.5 million under its agreement to supply fabrics to Springs. Also, the Company sold certain assets, inventory and intellectual properties of its upholstery fabrics business to Tietex International Ltd. These sales will enable the Company to focus its resources on growing its interior fabrics business. For the first nine months of fiscal 2002, the upholstery fabrics business had sales of $31.5 million, and from July through September 2002, the Company had revenues of $3.5 million related to yarn preparation work for Tietex.

The closings and overhead reductions outlined above will result in the elimination of approximately 4,400 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee’s length of service, as approved by the Bankruptcy Court.

This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $173.8 million. The components of the 2002 restructuring and impairment charge included the establishment of a $12.1 million reserve for severance benefit payments, write-downs for impairment of $130.7 million related to long-lived assets resulting from the restructuring, a loss provision of $29.9 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.1 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company’s ultimate liability for these amounts cannot yet be ascertained. Also in fiscal year 2002, the Company recorded an additional pre-tax restructuring charge of $0.9 million, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in a 1999 restructuring plan.

Following is a summary of activity in the related 2002 restructuring reserves (in millions):

	Severance Benefits	Lease Cancellations and Other Exit Costs
2002 restructuring charge	$12.1	$1.1
Payments	(7.0)	(0.2)

Balance at September 28, 2002	$5.1	$0.9

Other estimated expenses of $30-34 million related to the 2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through September 28, 2002, $23.8 million of such costs have been incurred and charged to operations during the 2002 fiscal year.

Assets that have been sold, or are held for sale at September 28, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Note D — Investments

The Company’s investments in marketable securities at September 28, 2002 and September 29, 2001 consisted of the following (in millions)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2002
U.S. municipal bonds (due after five years through ten years)	$18.5	$0.6	$—	$19.1
Equity securities	7.0	0.2	(2.0)	5.2
Money market funds	3.9	—	—	3.9

	$29.4	$0.8	$(2.0)	$28.2

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2001
U.S. municipal bonds (due after five years through ten years)	$18.1	$0.5	$—	$18.6
Equity securities	6.3	0.6	(1.2)	5.7
Money market funds	4.1	—	—	4.1

	$28.5	$1.1	$(1.2)	$28.4

Proceeds from sales of available-for-sale securities were $44.2 million, $30.1 million and $31.8 million during the 2002, 2001 and 2000 fiscal years, respectively, and gross purchases were $44.4 million, $30.0 million and $24.6 million, respectively. Gross gains of $0.9 million ($1.0 million in 2001 and $1.2 million in 2000) and gross losses of $0.3 million ($0.1 million in 2001 and $0.3 million in 2000) were realized on these sales. At September 28, 2002, approximately $18.3 million of marketable securities are required to be maintained in conjunction with insurance programs, compared to $18.5 million at September 29, 2001.

Note E — Inventories

Inventories are summarized as follows (in thousands):

	2002	2001
Inventories at average cost:
Raw materials	$5,729	$15,617
Stock in process	44,588	57,130
Produced goods	92,855	163,686
Dyes, chemicals and supplies	10,118	15,197

	153,290	251,630
Less excess of average cost over LIFO	21,927	34,662

Total	$131,363	$216,968

Inventories valued using the LIFO method comprised approximately 95% and 90% of consolidated inventories at September 28, 2002 and September 29, 2001, respectively. LIFO quantity liquidations in the 2002, 2001 and 2000 fiscal years were $7.6 million, $4.5 million and $2.0 million, respectively, after income taxes.

Note F — Sundry Payables and Accrued Expenses

Sundry payables and accrued expenses consisted of the following at September 28, 2002 and September 29, 2001 (in thousands):

	2002	2001
Sundry accounts payable	$2,665	$3,922
Accrued expenses:
Payroll and employee benefits	45,413	45,560
Taxes, other than income taxes	5,169	7,287
Interest	2,035	5,645
Other	13,549	17,310

Total	$68,831	$79,724

Note G — Long-term Debt

Long-term debt consisted of the following at September 28, 2002 and September 29, 2001 (in thousands):

	2002	2001
2000 Bank Credit Agreement	$464,617	$476,900
Receivables Facility	—	94,638
Senior Debentures due 2005	150,000	149,953
Senior Debentures due 2027	150,000	149,477
Other indebtedness with various rates and maturities.	—	3,000
	764,617	873,968

Less long-term debt classified as:
Current	464,617	476,900
Liabilities subject to compromise	300,000	—

Total	$—	$397,068

DIP Financing Facility:    As discussed in Note A above,on November 15, 2001, the Bankruptcy Court approved the DIP Financing Facility on an interim basis. The Interim DIP Financing Order authorized the Debtors to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On December 12, 2001, the Bankruptcy Court issued the Final DIP Financing Order. The Interim DIP Financing Order authorized the Debtors to enter into the $125.0 million DIP Financing Facility and to grant superpriority claims and mortgages, security interests, and liens (including priming liens), on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Upon the entry of the Final DIP Financing Order, the remaining $65.0 million, over and above the $125.0 million approved by the Interim DIP Financing Order of the Bankruptcy Court, became available to the Debtors. Under the original terms of the Final DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate (“LIBOR”) plus 3.0%, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under the DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (“EBITDA”), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility. At September 28, 2002, there were no borrowings outstanding other than issuances of letters of credit, and the Company had approximately $96.1 in unused capacity available under this Facility.

Bank Financing:    On December 5, 2000, the Company entered into a secured amended bank credit agreement (“2000 Bank Credit Agreement”) which amended and extended an earlier unsecured revolving credit facility (the “1995 Bank Credit Agreement”). The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provides for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provides short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company pays an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the

Company was not in compliance with certain financial covenants under its 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases on November 15, 2001. As a result of the noncompliance with such financial covenants, the Company has classified all of the 2000 Bank Credit Agreement debt as current. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001. On September 30, 2002, the Bankruptcy Court approved a principal payment in the amount of $33.7 million under the 2000 Bank Credit Agreement (see Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Receivables-Backed Financing:    In December 1997, the Company established a five-year, $225.0 million Trade Receivables Financing Agreement (“Receivables Facility”) with a bank. Using funds from the DIP Financing Facility, the Company repaid all loans related to the Receivables Facility and this facility was terminated. The receivables which previously secured the Receivables Facility now secure the DIP Financing Facility.

Senior Debentures:    In August 1997, the Company issued, through a public offering, $150.0 million principal amount of 7.25% unsecured senior debentures due August 1, 2027 (“2027 Notes”). The securities were issued under an indenture (the “Indenture”) dated as of September 1, 1995 pursuant to a shelf registration filed with the Securities and Exchange Commission. The Indenture contains covenants limiting certain liens and sale and leaseback transactions. The 2027 Notes were issued at a discount to yield 7.335%. Interest on the 2027 Notes is payable semiannually on February 1 and August 1. The Company also has outstanding $150.0 million principal amount of 7.25% unsecured senior debentures due September 15, 2005 (“2005 Notes”) under the Indenture. The 2005 Notes were issued at a discount to yield 7.26%. Interest on the 2005 Notes is payable semiannually on March 15 and September 15. The commencement of the Chapter 11 Cases constitutes an event of default under the Indenture governing both the 2027 Notes and the 2005 Notes. The payment of interest accruing thereunder after November 15, 2001 is stayed.

As of September 28, 2002, aggregate maturities of long-term debt for each of the next five years based on the contractual terms of the instruments prior to the filing of the Chapter 11 Cases is as follows: $464.6 million in 2003, $0.0 million in 2004, $150.0 million in 2005, $0.0 million in 2006 and $0.0 million in 2007.

See Note Q for information on financial instruments utilized to manage interest rate exposure.

Note H — Leases

As of September 28, 2002, minimum commitments for rental expenditures under noncancellable operating leases were as follows (in thousands):

2003	$8,109
2004	4,831
2005	3,100
2006	2,153
2007	1,939
Later years	4,837

Total minimum lease payments	$24,969

Approximately 20% of the operating leases pertain to real estate. The remainder covers a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2002, 2001 and 2000 fiscal years, rental expense for all operating leases was $16.6 million, $20.8 million and $22.4 million, respectively. Sublease income was not material in any of these years. See Note A regarding the Debtors’ rights to assume or reject executory contracts and leases.

Note I — Shareholders’ Equity

Shares of the Company’s voting and nonvoting common stock, par value $.01 per share, authorized, issued and outstanding at September 28, 2002 and September 29, 2001, respectively, were as follows:

September 28, 2002	Shares Authorized	Shares Issued	Outstanding
Common Stock	200,000,000	69,822,625	53,323,279
Nonvoting Common Stock	15,000,000	454,301	454,301

	215,000,000	70,276,926	53,777,580

September 29, 2001	Shares Authorized	Shares Issued	Outstanding
Common Stock	200,000,000	69,548,325	53,165,627
Nonvoting Common Stock	15,000,000	454,301	454,301

	215,000,000	70,002,626	53,619,928

All shares have similar rights and privileges except for voting rights. Holders of Nonvoting Common Stock are entitled, subject to certain limitations, to exchange such shares for Common Stock.

On September 28, 2002 and September 29, 2001, the Company had 30,000,000 shares of preferred stock authorized, par value $.01 per share, none of which were issued and outstanding. On December 3, 1997, the Board of Directors of the Company approved the adoption of a Stockholder Rights Plan. Under the Stockholder Rights Plan, Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on December 15, 1997. Each Right will entitle a stockholder to a Unit consisting of a portion of a newly issued share of Junior Participating Preferred Stock of the Company, at an exercise price of $50.00 per Unit, subject to adjustment from time to time to prevent dilution. The Rights will not initially be exercisable. The Rights will become exercisable only if another person acquires beneficial ownership of 15 percent or more of the Company’s voting Common Stock or commences a tender offer that would result in such person beneficially owning 15 percent or more of the Company’s voting Common Stock. If any person becomes the beneficial owner of 15 percent or more of the Company’s voting Common Stock, or if a holder of 15 percent or more of the Company’s voting Common Stock engages in certain other acquisition transactions, then each outstanding Right (other than Rights owned by such 15 percent stockholder) will entitle its holder to purchase, at the Right’s then-current exercise price, units of the Company’s Junior Participating Preferred Stock having a market value equal to twice the then-current exercise price. The Rights expire on December 4, 2007, unless earlier redeemed. The Company may generally redeem the Rights at $.01 per right at any time until the tenth day following public announcement that a person has acquired 15 percent or more of the Company’s voting Common Stock.

During the 2002 fiscal year, outstanding shares changed due to the forfeiture of 256,767 shares of restricted nonvested stock and the issuance of 414,419 vested shares related to the investment in Nano-Tex. During the 2001 fiscal year, outstanding shares changed due to (i) the issuance of 10,334 shares to settle Performance Unit awards, (ii) the issuance of 759,290 new shares of restricted nonvested stock, (iii) the forfeiture of 150,259 shares of restricted nonvested stock, and (iv) the issuance of 465,543 vested shares related to the investment in Nano-Tex. During the 2000 fiscal year, outstanding shares changed due to (i) the issuance of 11,834 shares to settle Performance Unit awards, (ii) the issuance of 458,910 new shares of restricted nonvested stock, principally in exchange for the surrender of 1,384,943 vested stock options, and (iii) the forfeiture of 1,795 shares of restricted nonvested stock. Under its agreement to purchase a controlling interest in Nano-Tex, the Company is obligated to issue 391,812 additional shares of the Company’s Common Stock on or before November 4, 2002.

The components of accumulated other comprehensive income (loss), net of related tax, at September 28, 2002 and September 29, 2001 are as follows (in thousands):

	2002	2001
Foreign currency translation adjustments	$(604)	$(434)
Minimum pension liability adjustment (see Note M)	(38,609)	—
Net gain (loss) on derivative instruments qualifying as cash flow hedges	—	(1,373)
Unrealized gains (losses) on securities	(1,222)	(53)

	$(40,435)	$(1,860)

Note J — Other Expense (Income) — Net

Other expense (income) — net consisted of the following (in thousands):

	2002	2001	2000
Gain on sale of assets — net	$(2,534)	$(5,165)	$(990)
Provision for environmental contingencies	—	1,287	—
Translation gain on liquidation of Canadian subsidiary	—	—	(5,507)
Interest income	(2,760)	(11,801)	(5,527)
Other	(88)	(27)	(19)

Total	$(5,382)	$(15,706)	$(12,043)

Net gain on the sale of assets in the 2002, 2001 and 2000 fiscal years resulted from the sale of miscellaneous assets in the normal course of business and certain corporate assets. The Company recorded a charge of $1.3 million for environmental contingencies in fiscal 2001 (see Note O). Interest income for the 2001 fiscal year includes $6.3 million related to refunds of value-added taxes in Mexico.

Note K — Income Taxes

The sources of income (loss) before income taxes were as follows (in thousands):

	2002	2001	2000
United States	$(266,439)	$(87,066)	$(544,560)
Foreign	19,204	(31,669)	(4,088)

Total	$(247,235)	$(118,735)	$(548,648)

Income tax expense (benefit) consisted of (in thousands):

	2002	2001	2000
Current:
United States	$(94,369)	$(7,657)	$7,708
Foreign	1,701	5,616	2,296

Total current	(92,668)	(2,041)	10,004

Deferred:
United States	(59,918)	(21,328)	(29,798)
Foreign	6,121	(4,265)	(1,882)

Total deferred	(53,797)	(25,593)	(31,680)

	$(146,465)	$(27,634)	$(21,676)

Income tax expense (benefit) is different from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as follows (in thousands):

	2002	2001	2000
U.S. tax at statutory rate	$(86,532)	$(41,557)	$(192,027)
State income taxes, net of federal effect	(8,979)	(3,154)	(7,116)
Tax deduction for basis in subsidiary stock	(105,000)	—	—
Change in valuation allowances	58,430	2,342	1,106
Goodwill charges with no tax benefits	—	—	167,771
Taxes on liquidation of Canadian subsidiary previously considered permanently reinvested	—	—	5,784
Restructuring losses in Mexico with no tax benefits	(744)	10,626	2,774
Foreign Sales Corporation	(105)	(120)	(733)
Other foreign tax items	(381)	2,434	(354)
Other	(3,154)	1,795	1,119

	$(146,465)	$(27,634)	$(21,676)

The enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002 changed the federal net operating loss carryback period from 2 to 5 years. As part of its strategic realignment of assets and business restructuring announced in January, the Company terminated its domestic denim manufacturing operations and has closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These, and other actions, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and current year operating losses to offset remaining income in the 5-year carryback period, which resulted in an income tax receivable of $61 million related to its 2002 tax return, including the reclassification of $28.5 million included in deferred tax assets at September 29, 2001. The Company will also have a tax loss carryforward of approximately $210 million for federal income tax purposes, which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization.

At September 28, 2002, the Company had $71.1 million of deferred tax assets and $102.6 million of deferred tax liabilities that have been netted for presentation purposes. At September 29, 2001, the Company had $81.5 million of deferred tax assets and $166.7 million of deferred tax liabilities that have been netted for presentation purposes. Deferred income taxes include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings. It is management’s opinion that it is more likely than not that some portion of the deferred tax assets will not be realized, and in accordance with Statement of Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance has been established. Operating loss and tax credit carryforwards with related tax benefits of $23.9 million (net of $65.9 million valuation allowance) at September 28, 2002, and $38.7 million (net of $7.4 million valuation allowance) at September 29, 2001, expire from 2003 to 2022.

Net deferred tax liabilities at September 28, 2002 and September 29, 2001 consisted of the following (in thousands):

	2002		2001
	Current	Noncurrent	Current	Noncurrent
Fixed assets	$—	$(29,452)	$—	$(77,426)
Inventory valuation	(31,472)	—	(46,817)	—
Accruals, allowances and other	13,025	(7,485)	14,998	(14,585)
Tax credit and operating loss carryforwards	—	89,790	—	46,113
Valuation allowance	(13,025)	(52,853)	—	(7,448)

Total	$(31,472)	$—	$(31,819)	$(53,346)

Note L — Supplemental Disclosures of Cash Flow Information

	2002	2001	2000
	(in thousands)
Interest paid — net	$(32,338)	$(72,641)	$(55,675)

Income taxes (paid) refunded — net	$32,450	$(3,751)	$(7,259)

Note M — Retirement and Other Postretirement Benefits

The Company’s U.S. defined benefit pension plan provides benefits to most of its U.S. employees and certain employees in foreign countries, based on their compensation over their working careers. The funding policy for this plan is to contribute annually an amount based on the recommendation of the plan’s actuary. Employees also contribute a percentage of their compensation. Participants become fully vested at the end of five years of service. Benefits consist of a pension payable for life following termination, or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, determined under the provisions of the plan and applicable law.

In addition, the Company has a health care plan for employees electing early retirement between the ages of 55 and 65 and a Medicare supplement plan for retired employees age 65 and older. These plans are available to most of the Company’s U.S. employees who elect participation. The Company also has a life insurance plan that was closed to new members in 1973. The Company’s policy is to fund the cost of the medical plans and the life insurance plan as expenses are incurred. The cost of postretirement benefits are accrued over the employees’ service lives.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(in thousands)
Change in benefit obligations:
Balance at beginning of year	$(252,561)	$(288,270)	$(18,181)	$(15,631)
Service cost	(4,999)	(5,466)	(142)	(414)
Interest cost	(17,639)	(21,018)	(1,305)	(1,890)
Contributions by plan participants	(6,296)	(8,250)	(7,521)	(6,367)
Benefits paid	7,748	41,555	10,886	10,232
Actuarial gains (losses)	(4,303)	(1,113)	1,282	(4,260)
Curtailment gains (losses)	(6,987)	(1,108)	(925)	149
Settlements	98,647	31,109	—	—

Balance at end of year	(186,390)	(252,561)	(15,906)	(18,181)

Change in fair value of plan assets:
Balance at beginning of year	246,194	326,628	1,941	1,916
Actual return on plan assets, net of plan expenses	(5,424)	(34,020)	(1,022)	(542)
Contributions by employer	12,859	18,000	3,504	4,432
Contributions by plan participants	6,296	8,250	7,521	6,367
Benefits paid	(7,748)	(41,555)	(10,886)	(10,232)
Settlements	(98,647)	(31,109)	—	—

Balance at end of year	153,530	246,194	1,058	1,941

Funded status	(32,860)	(6,367)	(14,848)	(16,240)
Unrecognized net loss	58,139	52,860	10,429	12,132

Net amount recognized in the consolidated balance sheet	$25,279	$46,493	$(4,419)	$(4,108)

A minimum pension liability adjustment is required when the actuarial present value of the accumulated benefit obligation exceeds plan assets. Amounts recognized in the consolidated balance sheet:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(in thousands)
Prepaid benefit cost	$—	$46,493	$—	$—
Accrued benefit liability	(13,330)	—	(4,419)	(4,108)
Minimum pension liability adjustment (accumulated other comprehensive loss)	38,609	—	—	—

Net amount recognized in the consolidated balance sheet	$25,279	$46,493	$(4,419)	$(4,108)

Pension plan and postretirement benefit plan assets consist primarily of index funds holding listed stocks and bonds and short-term investment funds.

The fiscal year 2002 and 2001 curtailment losses, as well as settlement losses of $19.8 million and $3.4 million in 2002 and 2001, respectively, were recognized as components of the restructuring and impairment provisions in each respective fiscal year. The curtailment gain in the postretirement benefit plans resulting from the 2001 restructuring plan was not recognized in earnings but rather reduced the unrecognized net loss in such plan in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Components of net benefit expense and assumptions at the fiscal year end measurement dates for the plans were as follows for the 2002, 2001 and 2000 fiscal years:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(dollar amounts in thousands)
Service cost	$4,999	$5,466	$6,254	$142	$414	$311
Interest cost	17,639	21,018	21,560	1,305	1,890	1,298
Expected return on plan assets, net of plan expenses	(18,131)	(23,328)	(26,108)	791	526	614
Amortization:
Unrecognized prior service cost	—	—	125	—	—	—
Unrecognized losses	2,732	112	—	664	1,203	681

Net expense	$7,239	$3,268	$1,831	$2,902	$4,033	$2,904

Discount rate	7.0%	8.0%	8.0%	7.0%	8.0%	8.0%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Long-term rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A

For the postretirement benefit plans, the assumed annual rate of increase in the Company’s net per capita health care expenses was 7% in the 2002 and 2001 fiscal years, respectively. This rate was assumed to remain at 7% after fiscal year 2002. A one percentage point increase in the assumed health care cost trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $0.7 million at September 28, 2002 and increased the aggregate service and interest cost components of postretirement benefit expense for fiscal year 2002 by $0.1 million. A one percentage point decrease in the assumed health care cost trend rate would have decreased the APBO by $0.7 million at September 28, 2002 and decreased the aggregate service and interest cost components of postretirement benefit expense for fiscal year 2002 by $0.1 million. At September 28, 2002, the plan for early retirees and the life insurance plan are underfunded with an APBO of $13.5 million and $3.6 million, respectively, and plan assets of $0.1 million and $0.9 million, respectively. At September 29, 2001, the plan for early retirees and the life insurance plan are underfunded with an APBO of $16.4 million and $3.6 million, respectively, and plan assets of $0.2 million and $1.4 million, respectively.

Note N — Defined Contribution Plans

Effective January 1, 1999, the Company instituted a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries). The 401(k) Savings Plan provides for Company contributions of cash and/or Common Stock on a sliding scale based on the level of the employee’s contribution. During the 2002, 2001 and 2000 fiscal years, cash contributions of $6.2 million, $8.3 million and $9.2 million, respectively, were made to the 401(k) Savings Plan and charged to operations.

Note O — Contingencies

The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have certain guarantees of the debt of equity investees ($11.5 million) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation based on the Company’s assessment of the possible outcome of such litigation, including the possibility of settlement.

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, by the environmental agencies in several states and by private parties as potentially responsible parties (“PRPs”) at 25 hazardous waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. With respect to certain of these sites, other persons have also been identified as potentially responsible parties, and in such circumstances the responsibility for cleanup and other remedial activities is typically shared among such parties based on an allocation formula. The Company is currently involved in a remedial investigation and/or environmental cleanups at 21 other sites under federal or state law. The Company may also be liable for environmental contingencies at 25 other sites pursuant to contractual obligations resulting from divested property or with respect to environmental cleanups that may be identified in the future.

The Company has established the following aggregate reserves in its financial statements for such environmental liabilities, estimated to be paid primarily over the next five years. The provision for environmental liabilities is based on the Company’s estimate of allocations of liability among potentially responsible parties (and the likelihood of contribution by such parties), information concerning the scope of contamination, estimated remediation costs, estimated transaction costs and other factors.

(In millions)
Balance at October 2, 1999	$3.5
Adjustments	0.2
Payments	(0.5)

Balance at September 30, 2000	3.2
Adjustments	1.3
Payments	(0.4)

Balance at September 29, 2001	4.1
Payments	(0.5)

Balance at September 28, 2002	$3.6

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

Note P — Segment and Other Information

With operations in the United States and Mexico, joint ventures in India and Mexico, and a global manufacturing and product development network based in Hong Kong, Burlington Industries, Inc. is one of the world’s most diversified marketers and manufacturers of softgoods for apparel and interior furnishings. It is a leading developer, marketer and manufacturer of fabrics and other textile products utilized in a wide variety of apparel and interior furnishings end uses.

The Company has three reportable segments that are based on its internal organizational structure: Apparel Fabrics, Interior Furnishings and Carpet. Beginning in the first quarter of the 2002 fiscal year, the Company changed its organizational structure so that the PerformanceWear and CasualWear segments were merged into one apparel fabrics segment. This represents a change in the Company’s segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change. The Apparel Fabrics segment includes woven synthetic fabrics, worsted and worsted wool blend fabrics and apparel, denim, and woven cotton and cotton blend fabrics. Products included in the Interior Furnishings segment are fabrics for upholstery, window coverings (through June 2002), bedroom ensembles, and mattress ticking, and, through mid-2001, bath, area and accent rugs. The Carpet segment consists of tufted synthetic carpet and carpet tiles for commercial uses. The “Other” category includes transportation and miscellaneous ancillary operations.

Sales, income (loss) before income taxes and total assets for the Company’s reportable segments are presented below (in millions). The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost and are primarily related to transportation operations included in the “Other” category.

	2002	2001	2000
Net Sales
Apparel Fabrics	$484.6	$731.1	$829.8
Interior Furnishings	244.1	371.3	496.5
Carpet	262.5	304.1	295.8
Other	16.1	23.5	34.1

Less:	1,007.3	1,430.0	1,656.2
Intersegment sales	(14.0)	(26.1)	(36.0)

	$993.3	$1,403.9	$1,620.2

Income (Loss) Before Income Taxes
Apparel Fabrics	$(36.3)	$(15.7)	$5.6
Interior Furnishings	(11.1)	(17.1)	12.1
Carpet	36.8	56.1	51.2
Other	(3.4)	(1.5)	(2.1)

Total reportable segments	(14.0)	21.8	66.8
Corporate expenses	(10.9)	(12.9)	(14.2)
Goodwill amortization	—	—	(16.7)
Write-off of goodwill	—	—	(463.2)
Restructuring and impairment charges	(165.8)	(72.1)	(67.0)
Interest expense	(40.9)	(71.2)	(66.3)
Other (expense) income — net	5.4	15.7	12.0
Reorganization items	(21.0)	—	—

	$(247.2)	$(118.7)	$(548.6)

Total Assets
Apparel Fabrics	$421.5	$675.3	$832.0
Interior Furnishings	106.1	228.3	301.0
Carpet	112.4	125.5	127.2
Other	39.2	45.2	54.6
Corporate (including goodwill)	234.4	110.7	36.8

	$913.6	$1,185.0	$1,351.6

The following items are included in income (loss) before income taxes:
	2002	2001	2000
Equity in Income of Equity Method Investees
Apparel Fabrics	$1.7	$0.6	$10.3
Depreciation and Amortization
Apparel Fabrics	$31.9	$41.4	$41.6
Interior Furnishings	12.7	16.0	17.7
Carpet	6.1	6.0	5.7
Other	0.3	0.3	0.4
Corporate	1.1	1.3	1.7

	$52.1	$65.0	$67.1

The following items are included in the determination of total assets:
	2002	2001	2000
Investments in and Advances to Equity Method Investees
Apparel Fabrics	$17.9	$27.9	$36.7
Capital Expenditures
Apparel Fabrics	$3.7	$10.3	$54.6
Interior Furnishings	0.8	5.6	11.3
Carpet	5.8	8.8	6.5
Corporate	5.3	0.1	1.4

	$15.6	$24.8	$73.8

Intersegment net sales for the 2002, 2001 and 2000 fiscal years were primarily attributable to Apparel Fabrics segment sales of $10.7 million, $20.5 million and $27.8 million, respectively, and $3.3 million, $5.6 million and $8.2 million included in the “Other” category, respectively. The Company purchased raw materials in the amount of $41.3 million, $73.9 million and $75.2 million from affiliated companies during the 2002, 2001 and 2000 fiscal years, respectively, and had notes receivable from these affiliates of $8.5 million and $11.1 million at September 28, 2002 and September 29, 2001, respectively.

The Company primarily markets its products to approximately 6,300 customers in the United States. The Company also markets its products to customers in Canada, Mexico, Central and South America, Europe, Africa, Australia, and Asian countries. For the 2002 fiscal year, no single customer represented more than 10% of the Company’s net sales, and the Company’s 10 largest customers accounted for approximately 30% of net sales. The following table presents sales and long-lived asset information by geographic area as of and for the fiscal year ended 2002, 2001, and 2000 (in millions). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	2002	2001	2000
Net Sales:
United States	$873.3	$1,242.3	$1,441.1
Foreign	120.0	161.6	179.1
Long-lived Assets:
United States	$283.0	459.2	$516.7
Foreign	73.5	78.0	95.2

Note Q — Derivative and Financial Instruments

The Company may, from time to time, utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

Fair Value Hedging Strategy

The Company may enter into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

Cash Flow Hedging Strategy

The Company may enter into interest rate swap and cap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue and subsequent cash flows denominated in foreign currencies with forward contracts of up to six months. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue and cash flows is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.

The amount of fair value and cash flow hedge ineffectiveness in fiscal years 2002 and 2001 was not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS:    It is estimated that the carrying value of the Company’s financial instruments approximated fair value at September 28, 2002 and September 29, 2001, unless indicated otherwise below. The following methods and assumptions were used in estimating the fair values of financial instruments:

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

Short-term and Long-term Debt:    The fair value is estimated by obtaining quotes from brokers or based on current rates offered for similar debt. At September 28, 2002, long-term debt (including amounts classified as liabilities subject to compromise) with a carrying value of $764.6 million had an estimated fair value of $502.2 million. At September 29, 2001, long-term debt with a carrying value of $874.0 million had an estimated fair value of $649.5 million. Subsequent to September 29, 2001, the estimated fair value of the Company’s long-term debt declined to approximately $564.1 million as of November 14, 2001 prior to the filing of the Chapter 11 Cases.

Interest Rate Instruments:    The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At September 29, 2001, the fair value carrying amounts of these instruments was a $2.6 million liability. As a result of the filing of the Chapter 11 Cases on November 15, 2001, the Company was in default under its interest rate swap agreements. The parties to these contracts agreed to terminate the swap agreements as of that date, and the fair value of the swaps, approximately $2.5 million, is recorded in liabilities subject to compromise in the consolidated balance sheet at September 28, 2002.

Foreign Currency Contracts:    The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. At September 28, 2002 and September 29, 2001, the fair value carrying amounts related to foreign currency contracts in the consolidated balance sheets were not material.

Note R — Stock-Based Compensation

Under the Company’s various Equity Incentive Plans, the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards that are dependent upon achievement of specified performance goals and are payable in common stock and cash. Stock options granted generally have a maximum term of 10 years.

On June 5, 2000, 1,384,943 Burlington employee stock options were exchanged for 409,266 shares of Burlington restricted nonvested stock with a fair value of $3.94 per share. In addition, 759,290 and 50,000 shares of Burlington restricted nonvested stock were granted during the 2001 and 2000 fiscal years, respectively, with weighted-average grant date fair values of $1.52 and $3.81. Total stock compensation cost charged to income was $0.7 million, $0.8 million and $0.2 million for the 2002, 2001 and 2000 fiscal years, respectively. A summary of Burlington stock option activity and related information follows:

	2002		2001		2000
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted-Average Exercise Price
Outstanding at beginning of year	3,994	$8.13	4,532	$8.15	4,508	$11.21
Granted	—	—	22	1.56	1,821	3.78
Exercised	—	—	—	—	—	—
Forfeited/exchanged	(1,226)	10.46	(559)	7.97	(1,797)	11.40

Outstanding at end of year	2,768	$7.11	3,994	$8.13	4,532	$8.15

Exercisable at end of year	2,388	$7.66	2,827	$9.55	2,183	$11.01
Per share weighted-average fair value of options granted during the year		$—		$1.13		$2.47

The following table summarizes information about Burlington stock options outstanding at September 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (000)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number (000)	Weighted-Average Exercise Price
$ 1.31 to 3.75	1,315	7.2	$ 3.69	952	$ 3.71
$ 4.19 to 9.19	796	6.2	$ 8.96	779	$ 9.07
$10.13 to 17.38	657	3.1	$11.70	657	$11.70

	2,768	5.9	$ 7.11	2,388	$ 7.66

In November 1999, the Company acquired a controlling interest in a privately-held company called Nano-Tex, LLC, a California limited liability company engaged in developing novel chemistry for fabric applications. Prior thereto, Burlington had made a preliminary investment in Nano-Tex in order to explore the commercial application of this technology. In connection with its investment, Burlington has responsibility for the marketing and licensing of the technology developed by Nano-Tex and has a perpetual right to use these developments on products Burlington produces. The Board of Directors of Nano-Tex has adopted an equity incentive plan pursuant to which executive officers and members of senior management of the Company were granted Nano-Tex stock options and restricted membership units. The restricted awards (14,500 in 2002, 19,500 in 2001 and 124,800 in 2000, with forfeitures of 4,500 in 2002 and 12,539 in 2001) were purchased by the recipients for $2.25 or $6.00 per unit, with such purchase price paid by a promissory note. A summary of Nano-Tex stock option activity and related information follows:

	2002		2001		2000
	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price
Outstanding at beginning of year	1,376	$2.43	1,175	$2.25	—	$—
Granted	139	6.00	345	2.98	1,175	2.25
Exercised	—	—	—	—	—	—
Forfeited/exchanged	(41)	2.25	(144)	2.25	—	—

Outstanding at end of year	1,474	$2.77	1,376	$2.43	1,175	$2.25

Exercisable at end of year	798	$2.30	392	$2.25	—	$—
Per share weighted-average fair value of options granted during the year	$1.94		$0.94		$0.94

The following table summarizes information about Nano-Tex stock options outstanding at September 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (000)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number (000)	Weighted-Average Exercise Price
$ 0.60	60	8.3	$0.60	33	$0.60
$ 2.25	1,182	7.7	$2.25	740	$2.25
$ 6.00	232	9.2	$6.00	25	$6.00

	1,474	8.0	$2.42	798	$2.16

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, no compensation expense is recognized for employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. The following pro forma information regarding net income (loss) and net income (loss) per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for all employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair values for Burlington options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.05% and 6.11% for fiscal year 2001 and 2000, respectively; volatility factors of the expected market price of the Burlington common stock of 0.60 for 2001 and 0.57 for 2000; dividend yields of 0%; and a weighted-average expected life of the options of eight years. The fair values for Nano-Tex options were estimated at the date of grant using the “minimum value” method for nonpublic companies with the following weighted-average assumptions: risk-free interest rates of 4.88%, 4.86% and 6.74% for fiscal year 2002, 2001 and 2000, respectively; dividend yields of 0%; and a weighted-average expected life of the options of eight years. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option’s vesting periods (in thousands except for per share information):

	2002	2001	2000
Net income (loss):
As reported	$(100,770)	$(91,101)	$(526,972)
Pro forma	$(101,424)	$(92,185)	$(529,187)
Diluted earnings (loss) per share:
As reported	$(1.89)	$(1.73)	$(10.12)
Pro forma	$(1.91)	$(1.75)	$(10.16)

During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock options granted after the 1995 fiscal year only. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on pro forma net income and pro forma net income per share for future years.

Note S — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

	2002	2001	2000
Numerator:
Net loss	$(100,770)	$(91,101)	$(526,972)

Denominator:
Denominator for basic and diluted earnings per share	53,209	52,569	52,080

For the 2002, 2001 and 2000 fiscal years, weighted-average shares of 391,581, 263,223 and 113,660, respectively, that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computation because they would have been antidilutive.

Note T — Quarterly Results of Operations (unaudited)

The Company’s unaudited quarterly results of operations are presented below (in thousands, except for per share data).

Fiscal 2002 Quarters (a)

	December	March	June	September
Net sales	$246,184	$256,541	$269,718	$220,893
Cost of sales	239,599	239,196	240,936	196,142
Income tax benefit (b)	25,767	50,227	8,039	62,432
Net income (loss)	$(75,230)	$(50,455)	$(11,152)	$36,067

Basic earnings (loss) per share	$(1.42)	$(0.95)	$(0.21)	$0.68
Diluted earnings (loss) per share	$(1.42)	$(0.95)	$(0.21)	$0.67

Fiscal 2001 Quarters (c)

	December	March	June	September
Net sales	$364,314	$361,412	$351,123	$327,056
Cost of sales	335,532	322,812	308,355	305,995
Income tax (expense) benefit	5,821	2,232	(536)	20,117
Net income (loss)	$(11,523)	$(4,364)	$1,490	$(76,704)

Basic and diluted earnings (loss) per share	$(0.22)	$(0.08)	$0.03	$(1.46)

(a) Includes pre-tax charges for restructuring and impairment of $59.2 million, $74.5 million, $12.1 million and $20.0 million in the December, March, June and September quarters of fiscal year 2002, respectively.

(b) Fiscal 2002 includes a tax benefit related to a tax basis reduction of approximately $300 million in subsidiary stock (see Note K).

(c) September quarter 2001 includes a $72.1 million pre-tax charge for restructuring and impairments.

Schedule II
BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
(Debtors-in-Possession as of November 15, 2001)
Valuation and Qualifying Accounts
(Amounts in Thousands)

	Additions				Deductions		Balance at Close of Period
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses		Charged to Other Accounts
Fiscal year ended September 28, 2002
Deducted from customer accounts receivable:
Doubtful accounts	$3,499	$3,861		$—	$4,675	(2)	$2,654
					31	(3)
Discounts	777	(18	)(1)	—	—		759
Returns and allowances	8,130	(1,180	)(1)	—	—		6,950

	$12,406	$2,663		$—	$4,706		$10,363

Fiscal year ended September 29, 2001
Deducted from customer accounts receivable:
Doubtful accounts	$2,929	$4,334		$—	$3,758	(2)	$3,499
					6	(3)
Discounts	940	(163	)(1)	—	—		777
Returns and allowances	12,997	(4,870	)(1)	—	(3)		8,130

	$16,866	$(699)		$—	$3,761		$12,406

Fiscal year ended September 30, 2000
Deducted from customer accounts receivable:
Doubtful accounts	$3,771	$4,380		$—	$5,214	(2)	$2,929
					8	(3)
Discounts	883	57	(1)	—	—		940
Returns and allowances	13,604	(607	)(1)	—	—		12,997

	$18,258	$3,830		$—	$5,222		$16,866

(1)	Represents net increase (decrease) in required reserves.
(2)	Uncollectible accounts receivable written-off, net of recoveries.
(3)	Represents changes in reserves due to foreign exchange fluctuation.

S-1

Index to Exhibits
(Item 15(a)(3))

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Burlington Industries, Inc. (“the Company”) (incorporated by reference from the Company’s Registration Statement on Form 8-B, filed on June 3, 1994).

3.2	Bylaws of the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997).

4.1
Credit Agreement dated as of September 30, 1988, as amended and restated as of December 5, 2000, among the Company, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank USA, N.A., as Fronting Bank, together with forms of Indemnity, Subrogation and Contribution Agreement, Guarantee Agreement, Pledge Agreement and Security Agreement, each Exhibits to the Credit Agreement (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

4.2
Form of Rights Agreement dated as of December 3, 1997, (amended and restated as of February 4, 1999), between the Company and First Union (as successor to Wachovia), as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on April 5, 1999).

4.3
Indenture dated as of September 1, 1995 between the Company and The Bank of New York (as Successor Trustee to Wachovia Bank of North Carolina, N.A.) and the forms of notes thereto as Exhibits to the Indenture (incorporated by reference from the Company’s Registration Statement on Form S-3, File No. 33-95350, filed on August 2, 1995).

4.4
Revolving Credit and Guaranty Agreement dated as of November 15, 2001 among Burlington Industries, Inc., a Debtor and a Debtor-in Possession under Chapter 11 of the Bankruptcy Code, as Borrower, and The Subsidiaries of the Borrower Named Herein, each a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as Guarantors, and The Banks Party Hereto, and JP Morgan Chase Bank, as Administrative Agent, Documentation Agent and Collateral Agent, J.P. Morgan Securities, Inc., as Book Manager and Lead Arranger, together with Exhibit B, Form of Security and Pledge Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on November 29, 2001).

4.5
First Amendment, dated as of December 20, 2001, to the Revolving Credit and Guaranty Agreement dated as of November 15, 2001 (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q filed on May 1, 2002).

4.6
Second Amendment, dated as of March 13, 2002, to the Revolving Credit and Guaranty Agreement dated as of November 15, 2001 (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q filed on May 1, 2002).

4.7	Third Amendment, dated as of September 24, 2002, to the Revolving Credit and Guaranty Agreement dated as of November 15, 2001.

10.1
Indenture of Lease dated February 26, 1969, between Blanche S. Benjamin and Edward B. Benjamin, and a predecessor to the Company, including the amendment thereto (incorporated by reference from Burlington Holdings Inc.’s (“Burlington Holdings”) Registration Statement on Form S-1, File No. 33-16437, filed on August 12, 1987).

10.2
Form of Stock Purchase Agreement dated as of March 19, 1992, between Burlington Equity and The Equitable Life Assurance Society of the United States and its affiliates (incorporated by reference from Amendment No. 6 to Burlington Equity’s Registration Statement on Form S-1, File No. 33-45149, filed on March 19, 1992).

10.3(a)
Stockholder Agreement dated as of October 23, 1990, among Burlington Equity and the other parties listed on the signature pages thereof (incorporated by reference from the Annual Report on Form 10-K for Burlington Industries Capital Inc. for the fiscal year ended September 29, 1990).

10.3(b)
Amendment dated January 17, 1992, to the Stockholder Agreement (incorporated by reference from Amendment No. 3 to Burlington Equity’s Registration Statement on Form S-1, File No. 33-45149, filed on March 5, 1992).

10.3(c)
Letter agreement dated October 25, 1993, with respect to the Stockholder Agreement (incorporated by reference form the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.4
Description of Supplemental Executive Retirement Plan, and form of participant agreement (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.5
Benefits Equalization Plan, as amended and restated on July 28, 1994 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1994). (Management contract or compensatory plan, contract or arrangement.)

10.6
Burlington Equity Amended and Restated Equity Incentive Plan (the “1990 Plan”) (incorporated by reference from the Quarterly Report on Form 10-Q for the Company for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.7(a)
Burlington Equity Amended and Restated 1992 Equity Incentive Plan (the “1992 Plan”) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensation plan, contract or arrangement.)

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

10.8(a)
Amended and Restated 1995 Equity Incentive Plan (“1995 Plan”) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.8(b)
Form of agreement under 1995 Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996). (Management contract or compensatory plan, contract or arrangement.)

10.8(c)
Form of agreement under 1995 Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999). (Management contract or compensatory plan, contract or arrangement.)

10.9(a)
Amended and Restated 1998 Equity Incentive Plan (“1998 Plan”) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.9(b)
Forms of agreements under 1998 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form10-K for the fiscal year ended September 30, 2000). (Management contract or compensatory plan, contract or arrangement).

10.10
Form of restricted stock agreements under the 1990, 1992, 1995 and 1998 Plans (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000. (Management contract or compensatory plan, contract or arrangement).

10.11
Agreement dated as of February 3, 2000 between the Company and George W. Henderson, III (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement

10.12
Agreement dated May 19, 2000 between the Company and Douglas J. McGregor. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000). (Management contract or compensatory plan, contract or arrangement).

10.13
Agreement dated as of February 3, 2000, between the Company and John D. Englar (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.14
Agreement dated as of February 3, 2000, between the Company and Charles E. Peters, Jr. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000). (Management contract or compensatory plan, contract or arrangement).

10.15
Agreement dated as of November 1, 2001, between the Company and James R. McCallum (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001). (Management contract or compensatory plan, contract or arrangement).

10.16
Agreement dated as of November 14, 2001, between the Company and Douglas J. McGregor (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001). (Management contract or compensatory plan, contract or arrangement).

10.17
AvantGarb, LLC 2000 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000). (Management contract or compensatory plan, contract or arrangement.)

10.18
Director Stock Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999). (Management contract or compensatory plan, contract or arrangement).

10.19(a)
Amended and Restated Receivables Purchase Agreement dated as of December 10, 1997 among B.I. Funding, Inc. (“BIF”), the Company, B.I. Transportation, Inc. (“BIT”), Burlington Apparel Services Company (“BASC”), Burlington International Services Company (“BISC”), Burlington Fabrics Inc. (“Fabrics”) and The Bacova Guild, Ltd. (“Bacova”) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.19(b)
Amended and Restated Facility Agreement dated as of December 10, 1997, among BIF, the Company, as Servicer, and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(c)
Loan Agreement dated as of December 10, 1997, among BIF, certain institutions as Liquidity Lenders, Blue Ridge Asset Funding Corporation, as Conduit Lender, and Wachovia, as Agent for the Lenders (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(d)
Security Agreement dated as of December 10, 1997, among BIF and Wachovia as Agent and Collateral Agent (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20(e)
Amended and Restated Subordination Agreement, Consent and Acknowledgment, dated as of December 10, 1997, among BIF, the Company, BIT, BASC, BISC, Fabrics, Bacova and Wachovia, as Agent and Collateral Agent (incorporated by reference from the Company’s Form 10-K Annual Report for the fiscal year ended September 27, 1997).

10.21	Agreement dated as of November 1, 2001, between the Company and John R. Ganley. (Management contract or compensatory plan, contract or arrangement).

10.22
Retention Incentive Plan Description for Tiers I-III and Severance Plan Description as approved by Order dated February 27, 2002 of U.S. Bankruptcy Court, District of Delaware (Case No. 01-11282). (Management contract or compensatory plan, contract or arrangement.)

12	Statement regarding computation of ratios

21	List of subsidiaries of the Company.

23	Consent of Ernst & Young LLP.