Form 10-Q
period 2002-12-28
BURLINGTON INDUSTRIES INC /DE/
filed 2003-02-10
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      December 28, 2002
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of February 4, 2003 there were outstanding 53,614,546 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                         Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                                 Three           Three
                                                months          months
                                                 ended           ended
                                              December 28,    December 29,
                                                 2002            2001
                                              ------------    ------------
Net sales                                  $      189,742   $     246,184
Cost of sales                                     168,733         239,599
                                              ------------    ------------
Gross profit                                       21,009           6,585
Selling, general and
  administrative expenses                          21,647          27,020
Provision for doubtful accounts                        38             962
Provision for restructuring/impairments             4,314          59,176
                                              ------------    ------------
Operating loss before
  interest and taxes                               (4,990)        (80,573)

Interest expense (contractual interest of
  $12,750 and $16,209 for the three
  months ended December 28, 2002 and
  December 29, 2001, respectively)                  7,363          13,495
Equity in (income) loss of joint ventures            (462)           (271)
Other expense (income) - net                         (911)           (752)
                                              ------------    ------------
Loss before reorganization items
  and income taxes                                (10,980)        (93,045)

Reorganization items                                4,288           7,952
                                              ------------    ------------
Loss before income taxes                          (15,268)       (100,997)

Income tax expense (benefit):
  Current                                             713             611
  Deferred                                           (394)        (26,378)
                                              ------------    ------------
    Total income tax expense (benefit)                319         (25,767)

                                              ------------    ------------
Net loss                                   $      (15,587)  $     (75,230)
                                              ============    ============


Basic and diluted loss per common share    $        (0.29)  $       (1.42)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                  December 28, September 28,
                                                     2002         2002
                                                  -----------  -----------
ASSETS
Current assets:
Cash and cash equivalents                       $     90,716 $    137,793
Short-term investments                                21,462       26,828
Customer accounts receivable after deductions
  $10,620 and $10,363 for the respective
  dates for doubtful accounts, discounts,
  returns and allowances                             107,198      118,115
Income taxes receivable                               61,196       67,630
Sundry notes and accounts receivable                  13,267       13,174
Inventories                                          136,880      131,363
Prepaid expenses                                       6,003        5,238
                                                  -----------  -----------
    Total current assets                             436,722      500,141
Fixed assets, at cost:
Land and land improvements                            13,056       14,339
Buildings                                            225,635      227,453
Machinery, fixtures and equipment                    469,523      474,023
                                                  -----------  -----------
                                                     708,214      715,815
Less accumulated depreciation and amortization       382,622      380,862
                                                  -----------  -----------
    Fixed assets - net                               325,592      334,953
Other assets:
Assets held for sale                                  21,092       21,533
Investments and receivables                           29,252       47,825
Intangibles and deferred charges                       7,696        9,111
                                                  -----------  -----------
    Total other assets                                58,040       78,469
                                                  -----------  -----------
                                                $    820,354 $    913,563
                                                  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt - current                        $    430,917 $    464,617
Accounts payable - trade                              26,513       36,146
Sundry payables and accrued expenses                  45,488       68,831
Income taxes payable                                   2,167        2,024
Deferred income taxes                                 31,078       31,472
                                                  -----------  -----------
      Total current liabilities                      536,163      603,090
Other long-term liabilities                           35,065       57,058
                                                  -----------  -----------
     Total liabilities not subject to compromise     571,228      660,148
Liabilities subject to compromise                    366,087      366,145
                                                  -----------  -----------
     Total liabilities                               937,315    1,026,293
Shareholders' equity (deficit):
Common stock issued                                      707          703
Capital in excess of par value                       887,788      887,116
Accumulated deficit                                 (819,773)    (804,186)
Accumulated other comprehensive income (loss)        (29,750)     (40,435)
Cost of common stock held in treasury               (155,933)    (155,928)
                                                  -----------  -----------
     Total shareholders' equity (deficit)           (116,961)    (112,730)
                                                  -----------  -----------
                                                $    820,354 $    913,563
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

                                                      Three          Three
                                                      months         months
                                                      ended          ended
                                                    December 28,   December 29,
                                                       2002           2001
                                                    -----------    -----------
Cash flows from operating activities:
Net loss                                          $    (15,587)  $    (75,230)
Adjustments to reconcile net loss to
 net cash provided (used) by operating activities:
   Depreciation and amortization of fixed assets        10,293         14,609
   Provision for doubtful accounts                          38            962
   Amortization of intangibles and deferred
     debt expense                                        1,584          1,672
   Equity in (income) loss of joint ventures              (462)          (271)
   Deferred income taxes                                  (394)       (26,378)
   Gain on disposal of assets                             (916)             0
   Provision for restructuring/impairments               4,314         59,176
   Non-cash reorganization items                             0          3,577
   Changes in assets and liabilities:
      Customer accounts receivable - net                10,879         49,605
      Income taxes receivable                            6,434              0
      Sundry notes and accounts receivable                 (93)        (1,361)
      Inventories                                       (5,517)        23,031
      Prepaid expenses                                    (765)           824
      Accounts payable and accrued expenses            (33,261)        (1,882)
   Change in income taxes payable                          143           (156)
   Other                                                 4,632           (711)
                                                    -----------    -----------
        Total adjustments                               (3,091)       122,697
                                                    -----------    -----------
Net cash provided (used) by operating activities       (18,678)        47,467
                                                    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                  (3,069)          (952)
  Proceeds from sales of assets                          6,356            291
  Change in investments                                  2,014            692
                                                    -----------    -----------
Net cash provided by investing activities                5,301             31
                                                    -----------    -----------

Cash flows from financing activities:
  Repayments of long-term debt                         (33,700)       (99,389)
  Proceeds from issuance of long-term debt                   0         30,000
  Payment of financing fees                                  0         (4,500)
                                                    -----------    -----------
Net cash used by financing activities                  (33,700)       (73,889)
                                                    -----------    -----------

Net change in cash and cash equivalents                (47,077)       (26,391)
Cash and cash equivalents at beginning of period       137,793         87,473
                                                    -----------    -----------
Cash and cash equivalents at end of period        $     90,716   $     61,082
                                                    ===========    ===========

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                   Notes to Consolidated Financial Statements
             As of and for the three months ended December 28, 2002

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

         On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. At December 28, 2002, there were no borrowings outstanding under the DIP Financing Facility other than issuances of letters of credit, and the Company had approximately $84.2 million in unused capacity available under this Facility. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the Facility.

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

         The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The initial exclusive period of the Debtors to file a plan for reorganization expired on March 15, 2002; and subsequent rulings by the Bankruptcy Court have extended this period to January 31, 2003. The Debtors have filed a motion to extend the exclusivity period to May 31, 2003; this motion will be heard on February 27, 2003 by the Bankruptcy Court. If the Debtors fail to obtain an extension of the exclusive period or file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the parties entitled to vote on the plan during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to the parties entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each class of parties entitled to vote, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each class of parties entitled to vote has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any class of parties entitled to vote does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of parties entitled to vote if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative. It is possible that the plan of reorganization will require the issuance of common stock or common stock equivalents, thereby diluting current equity interests. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management believes that it has substantially completed the restructuring steps it has identified as necessary and is evaluating the elements of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by parties entitled to vote on the plan and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22 "bar date" and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions "2001 Restructuring and Impairment" and "2002 Restructuring and Impairment" describe the actions the Company is taking to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility.

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

         While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of December 28, 2002 are identified below (in thousands):

         7.25% Notes Due 2005....................     $ 150,000
         7.25% Notes Due 2027....................       150,000
                                                      ---------
             Total long-term debt................       300,000

         Interest accrued on above debt..........         5,293
         Accounts payable........................        50,637
         Sundry payables and accrued expenses....        10,157
                                                     ----------
                                                     $  366,087
                                                     ==========

         Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the 2002 fiscal year, the Company recognized a charge of $21.0 million associated with the Chapter 11 Cases. Approximately $4.0 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to derivative instruments in default as a result of the Chapter 11 Cases. In addition, the Company incurred $12.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $4.4 million has been recorded for service rendered through September 28, 2002 related to retention incentives. During the 2003 fiscal year, the Company has incurred $2.8 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $1.5 million has been recorded for service rendered through December 28, 2002 related to retention incentives.

         Following is unaudited condensed combined financial information of the Debtors as of and for the three months ended December 28, 2002, and as of and for the fiscal year ended September 28, 2002 (in millions). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information for each of the Debtor subsidiaries are not presented because such financial information would not provide relevant material additional information to users of the consolidated financial statements of Burlington Industries, Inc. Intercompany receivables and payables of entities in reorganization proceedings are not material.

                                                 December 28,   September 28,
                                                     2002          2002
                                                -------------  --------------

    Earnings data:
             Revenue.............................  $  190.2       $  985.9
             Gross profit........................      32.9          129.2
             Net loss............................     (19.7)        (120.9)
    Balance sheet data:
             Current assets......................  $  397.1       $  457.0
             Noncurrent assets...................     451.4          464.3
             Current liabilities.................     525.9          585.9
             Noncurrent liabilities..............     392.6          396.3

Note B.

     With respect to interim quarterly financial data, which are unaudited, in the opinion of Management, all adjustments necessary to a fair statement of the results for such interim periods have been included. All adjustments were of a normal recurring nature.

Note C.

     Accounts of certain international subsidiaries are included as of dates three months or less prior to that of the consolidated balance sheets. The December 28, 2002 consolidated balance sheet reflects the sale and disposal of certain insurance programs maintained by the Company's captive insurance subsidiary in Bermuda, including the sale of investments of $19.2 million and the commutation of insurance reserves of $22.7 million included in sundry payables and accrued expenses and other long-term liabilities as of September 28, 2002. The impact of these transactions on the consolidated statement of operations was not material.

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

Note E.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                           Three Months Ended
                                       --------------------------
                                       December 28,  December 29,
                                           2002          2001
                                       ------------  ------------
Numerator:
  Net loss........................       $(15,587)     $(75,230)
                                         ========      ========

Denominator:
  Denominator for basic and diluted
   earnings per share.............         53,594        52,975
                                         ========      ========


Weighted-average shares not
 included in the diluted earnings
 per share computations because
 they were antidilutive...........              -         1,053
                                         ========      ========

         During the first three months of the 2003 fiscal year, outstanding shares changed due to the forfeiture of 72,735 shares of restricted nonvested stock, and the issuance of 391,812 vested shares related to the investment in Nano-Tex.

Note F.

 Inventories are summarized as follows (in thousands):

                                                    December 28, September 28,
                                                        2002         2002
                                                    ------------ -------------
    Inventories at average cost:
        Raw materials.............................    $   5,102  $   5,729
        Stock in process..........................       45,656     44,588
        Produced goods............................       99,039     92,855
        Dyes, chemicals and supplies..............       10,510     10,118
                                                      ---------  ---------
                                                        160,307    153,290
        Less excess of average cost over LIFO.....       23,427     21,927
                                                      ---------  ---------
            Total.................................    $ 136,880  $ 131,363
                                                      =========  =========

Note G.

         Comprehensive income (loss) totaled $(4,902,000) and $(74,150,000) for the three months ended December 28, 2002 and December 29, 2001, respectively. The components of accumulated other comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                  December 28,  September 29,
                                                      2002            2002
                                                   ------------  -------------

  Foreign currency translation adjustments........   $   (591)     $   (604)
  Minimum pension liability adjustment............    (28,546)      (38,609)
  Unrealized gains (losses) on securities.........       (613)       (1,222)
                                                     --------      --------
                                                     $(29,750)     $(40,435)
                                                     ========      ========

Note H.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan as was previously required under generally accepted accounting principles, and also established that fair value should be used for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adopting this standard had no impact on the consolidated financial position or results of operations of the Company.

Note I.

         The Company conducts its operations in three principal operating segments: Apparel Fabrics, Interior Furnishings and Carpet. The Company evaluates performance and allocates resources based on profit or loss before interest, amortization of goodwill, restructuring charges, certain unallocated corporate expenses, and income taxes. The following table sets forth certain information about the segment results and total assets (in millions):

                                                      Three Months Ended
                                                 ----------------------------
                                                  December 28,  December 29,
                                                      2002           2001
                                                 -------------- -------------
                                                 (Dollar amounts in millions)
Net sales
         Apparel Fabrics........                     $   93.5    $  121.5
         Interior Furnishings...                         41.1        66.9
         Carpet.................                         55.6        57.4
         Other..................                          3.2         4.2
                                                     --------    --------
                                                        193.4       250.0
         Less:
          Intersegment sales....                         (3.7)       (3.8)
                                                     --------    --------
                                                     $  189.7    $  246.2
                                                     ========    ========

Income (loss) before income taxes
         Apparel Fabrics........                     $   (3.6)   $  (18.0)
         Interior Furnishings...                         (0.3)       (6.6)
         Carpet.................                          5.4         6.2
         Other..................                          0.1        (0.9)
                                                     --------    --------
           Total reportable
         segments............                             1.6       (19.3)
         Corporate expenses.....                         (1.8)       (1.8)
         Restructuring and
           impairment charges...                         (4.3)      (59.2)
         Interest expense.......                         (7.4)      (13.5)
         Other (expense)
           income - net.........                          0.9         0.8
         Reorganization items...                         (4.3)       (8.0)
                                                     --------    ---------
                                                     $  (15.3)   $ (101.0)
                                                     ========    ========

                                                    December 28,  September 29,
                                                        2002         2002
                                                    ------------  -------------
Total Assets
         Apparel Fabrics........                      $  413.0   $  421.5
         Interior Furnishings...                         103.3      106.1
         Carpet.................                         105.3      112.4
         Other..................                          14.9       39.2
         Corporate..............                         183.9      234.4
                                                      --------   --------
                                                      $  820.4   $  913.6
                                                      ========   ========

         Intersegment net sales for the three months ended December 28, 2002 and December 29, 2001 were primarily attributable to Apparel Fabrics segment sales of $3.0 million and $3.1 million. Assets decreased in the "Other" category primarily due to the sale of investment securities in conjunction with the commutation of insurance liabilities by the Company's captive insurance subsidiary, and corporate assets declined primarily due to the use of cash to repay debt of $33.7 million as well as net cash used by operating activities.

Note J.

2001 Restructuring and Impairment

         During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel has grown at five times the rate of consumption, squeezing out U.S.-made products.. The major elements of the plan include:

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

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $57.4 million, as adjusted by $9.6 million in the 2002 fiscal year and $0.5 million in the 2003 fiscal year. The components of the 2001 restructuring and impairment charge included the establishment of a $8.5 million reserve for severance benefit payments, write-downs for impairment of $44.4 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $4.5 million for lease cancellation and other exit costs expected to be paid through March 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

                  Following is a summary of activity in the related 2001 restructuring reserves (in millions):

                                                                Lease
                                                            Cancellations
                                                Severance     and Other
                                                 Benefits     Exit Costs
                                                ----------  --------------

         September 2001 restructuring charge...   $ 10.0       $   6.9
         Payments..............................     (1.1)            -
                                                  ------       -------
         Balance at September 29, 2001.........      8.9           6.9
         Payments..............................     (5.7)         (4.9)
         Adjustments...........................     (1.5)         (1.9)
                                                  ------       -------
         Balance at September 28, 2002.........      1.7           0.1
         Payments..............................     (0.1)          0.5
         Adjustments...........................        -          (0.5)
                                                  ------       -------
         Balance at December 28, 2002..........   $  1.6       $   0.1
                                                  ======       =======

Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through December 28, 2002, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

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

         (3) Rationalize its manufacturing base - The Company has reduced its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization resulted in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions have occurred at the Raeford, North Carolina plant, and company-wide overhead reductions have taken place.

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

         (5) In December 2002, the Company announced that it has signed an agreement with a third party to manage the Company's growing logistics needs in line with the Company's new business model. This transition is expected to be complete by early February 2003.

         The closings and overhead reductions outlined above will result in the elimination of approximately 4,550 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $178.7 million, as adjusted by $4.9 million in the first quarter of fiscal year 2003. The components of the 2002 restructuring and impairment charge included the establishment of a $12.8 million reserve for severance benefit payments, write-downs for impairment of $136.6 million related to long-lived assets resulting from the restructuring, a loss provision of $28.1 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. Also in fiscal year 2002, the Company recorded an additional pre-tax restructuring charge of $0.9 million, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in a 1999 restructuring plan.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                               Lease
                                                           Cancellations
                                                Severance    and Other
                                                 Benefits   Exit Costs
                                                ---------- -------------

         2002 restructuring charge.............   $ 12.1      $    1.1
         Payments..............................     (7.0)         (0.2)
                                                  ------      --------
         Balance at September 28, 2002.........      5.1           0.9
         Payments..............................     (2.5)         (0.1)
         Adjustments...........................      0.7           0.1
                                                  ------       --------
         Balance at December 28, 2002..........   $  3.3       $   0.9
                                                  ======       =======

         Other  estimated  expenses  of  $30-34  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through December 28, 2002, $4.1 million and $23.8 million of such costs have been incurred and charged to operations during the 2003 and 2002 fiscal year, respectively.

         Assets that have been sold, or are held for sale at December 28, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. At December 28, 2002, assets held for sale consisted of real estate of $19.5 million and machinery and equipment of $1.6 million. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Note K.

         The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through January 2003, the Company has applied for and received income tax refunds under these changes of $103.2 million. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and has closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. Such actions included the transfer of $13.7 million of cash to a trust to restrict these funds for the sole benefit of creditors of this subsidiary. These, and other actions, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and operating losses to offset remaining income in the 5-year carryback period. The Company also has a tax loss carryforward of approximately $225 million for federal income tax purposes, which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management's opinion that it is more likely than not that some portion of the deferred tax assets created by these carryforwards will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. Operating loss and tax credit carryforwards with related tax benefits of $32.6 million (net of $62.7 million valuation allowance) at December 28, 2002 and $23.9 million (net of $65.9 million valuation allowance) at September 28, 2002 expire from 2003 to 2023.



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

         During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22 "bar date" and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

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

         (3) Rationalize its manufacturing base - The Company has reduced its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization resulted in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions have occurred at the Raeford, North Carolina plant, and company-wide overhead reductions have taken place.

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

         (5) In December 2002, the Company announced that it has signed an agreement with a third party to manage the Company's growing logistics needs in line with the Company's new business model. This transition is expected to be complete by early February 2003.

         The closings and overhead reductions outlined above will result in the elimination of approximately 4,550 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $178.7 million, as adjusted by $4.9 million in the first quarter of fiscal year 2003. The components of the 2002 restructuring and impairment charge included the establishment of a $12.8 million reserve for severance benefit payments, write-downs for impairment of $136.6 million related to long-lived assets resulting from the restructuring, a loss provision of $28.1 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. Also in fiscal year 2002, the Company recorded an additional pre-tax restructuring charge of $0.9 million, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in a 1999 restructuring plan.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                               Lease
                                                            Cancellations
                                                Severance    and Other
                                                 Benefits    Exit Costs
                                                ----------  -------------

         2002 restructuring charge.............   $ 12.1      $    1.1
         Payments..............................     (7.0)         (0.2)
                                                  ------      --------
         Balance at September 28, 2002.........      5.1           0.9
         Payments..............................     (2.5)         (0.1)
         Adjustments...........................      0.7           0.1
                                                  ------       --------
         Balance at December 28, 2002..........   $  3.3       $   0.9
                                                  ======       =======

         Other  estimated  expenses  of  $30-34  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through December 28, 2002, $4.1 million and $23.8 million of such costs have been incurred and charged to operations during the 2003 and 2002 fiscal year, respectively.

         Assets that have been sold, or are held for sale at December 28, 2002 and are no longer in use, were written down to their estimated fair values less costs of sale. At December 28, 2002, assets held for sale consisted of real estate of $19.5 million and machinery and equipment of $1.6 million. The Company is actively marketing the affected real estate and equipment. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate and used equipment brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Comparison of Three Months ended December 28, 2002 and December 29, 2001.

         NET SALES: Net sales for the first quarter of the 2003 fiscal year were $189.7 million, 22.9% lower than the $246.2 million recorded for the first quarter of the 2002 fiscal year, partially due to planned volume reductions resulting from restructuring plans. Export sales totaled $29.8 million and $32.3 million in the fiscal 2003 and 2002 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the first quarter of the 2003 fiscal year were $93.5 million, 23.0% lower than the $121.5 million recorded in the first quarter of the 2002 fiscal year. This decrease was due primarily to 25.2% lower volume, primarily due to planned reductions resulting from restructuring plans, offset by 2.2% higher selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first quarter of the 2003 fiscal year were $41.1 million, 38.6% lower than the $66.9 million recorded in the first quarter of the 2002 fiscal year. Excluding $21.6 million sales reduction due to the sale of the consumer products businesses, net sales of the interior furnishings segment were 14.0% lower than in the prior year. This decrease was primarily due to 14.6% lower volume, offset by 0.6% higher selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the first quarter of the 2003 fiscal year were $55.6 million, 3.1% lower than the $57.4 million recorded in the first quarter of the 2002 fiscal year. This decrease was primarily due to 4.7% lower volume, partially offset by 1.6% higher selling prices and product mix. The Company believes that lower sales volume was principally due to corporate business customers' budget reductions or postponements of projects.

         Other: Net sales of other segments for the first quarter of the 2003 fiscal year were $3.2 million compared to $4.2 million recorded in the first quarter of the 2002 fiscal year. This decrease was primarily related to decreased revenues in the transportation business.

         SEGMENT INCOME (LOSS): Total reportable segment income for the first quarter of the 2003 fiscal year was $1.6 million compared to a loss of $(19.3) million for the first quarter of the 2002 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the first quarter of the 2003 fiscal year was $(3.6) million compared to $(18.0) million recorded for the first quarter of the 2002 fiscal year. This improvement was due primarily to $7.3 million higher margins due to selling price and product mix, $9.2 million improvement in manufacturing performance due to restructuring, and $2.2 million due to lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, partially offset by $3.0 million of higher run-out expenses related to restructuring and $1.7 million lower margins due to volume.

         Interior Furnishings: Loss of the interior furnishings products segment for the first quarter of the 2003 fiscal year was $(0.3) million compared to $(6.6) million recorded for the first quarter of the 2002 fiscal year. This improvement was due primarily to $5.4 million of improved manufacturing performance, $2.6 million lower selling, general and administrative expenses resulting from restructuring and cost reduction programs and $0.8 million lower bad debt expense, partially offset by $2.5 million lower margins due to reduced volume resulting from the disposition of the consumer products businesses.

         Carpet: Income of the Carpet segment for the first quarter of the 2003 fiscal year was $5.4 million compared to $6.2 million recorded for the first quarter of the 2002 fiscal year. This decrease was due primarily to $0.8 million lower margins due to lower volume and $0.6 million deterioration in manufacturing performance, partially offset by $0.6 million of lower selling, general and administrative expenses.

         Other: Income (loss) of other segments for the first quarter of the 2003 fiscal year were $0.1 million compared to $(0.9) million recorded for the first quarter of the 2002 fiscal year. This resulted primarily from the absence of carrying costs for a sold terminal in the transportation business and the absence of losses in a disposed insurance business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $1.8 million for the first quarter of the 2003 and 2002 fiscal years.

         OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES: Before the provisions for restructuring and impairment, operating income (loss) before interest and taxes for the first quarter of the 2003 fiscal year would have been $(0.7) million compared to $(21.4) million for the first quarter of the 2002 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the first quarter of the 2003 fiscal year was $7.4 million, or 3.9% of net sales, compared with $13.5 million, or 5.5% of net sales, in the first quarter of the 2002 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $12.8 million and $16.2 million, respectively), lower borrowing levels and lower interest rates.

         OTHER EXPENSE (INCOME): Other income for the first quarter of the 2003 fiscal year was $0.9 million, consisting principally of gains on the disposal of assets. Other income for the first quarter of the 2002 fiscal year was $0.8 million, consisting principally of interest income.

         REORGANIZATION ITEMS: During the first quarter of the 2003 fiscal year, the Company recognized a net pre-tax charge of $4.3 million associated with the Chapter 11 Cases. The Company incurred $2.8 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $1.5 million was recorded for service rendered for the period related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax expense (benefit) of $0.3 million was recorded for the first quarter of the 2003 fiscal year in comparison with $(25.8) million for the first quarter of the 2002 fiscal year. The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of foreign losses with no tax benefits, tax rate differences on foreign transactions, changes in the valuation allowance, and the favorable tax treatment of export sales from the exclusion for extraterritorial income under section 114 of the Internal Revenue Code. The change in the valuation allowance for both the 2003 and 2002 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized (see "Liquidity and Capital Resources" below).

         NET LOSS AND LOSS PER SHARE: Net loss for the first quarter of the 2003 fiscal year of $(15.6) million, or $(0.29) per share, included a net charge of $(0.16) per share related to restructuring and run-out costs and $(0.08) per share related to reorganization items. Net loss for the first quarter of the 2002 fiscal year of $(75.2) million, or $(1.42) per share, included a net charge of $(0.86) per share related to restructuring and run-out costs and $(0.09) per share related to reorganization items.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2003. See Note A of the Notes to Consolidated Financial Statements.

         During the first three months of the 2003 fiscal year, cash of $8.4 million was generated from sales of assets and other investing activities. Cash balances were used primarily for debt repayments of $33.7 million, capital expenditures of $3.1 million and $18.7 million for operating activities. At December 28, 2002, total debt of the Company not subject to compromise was $430.9 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $90.7 million. At September 28, 2002, total debt of the Company not subject to compromise was $464.6 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $137.8 million.

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

         During the first three months of the 2003 fiscal year, investment in capital expenditures totaled $3.1 million, compared to $1.0 million during the first three months of the 2002 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2003 will total approximately $20 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         The Company  maintains,  and plans to continue to  maintain,  a defined benefit pension plan  ("Retirement  System") and a defined  contribution  401(k)
plan, both of which require cash contributions from the Company. The market value of the Retirement System's assets has fallen significantly as a result of market conditions, and is presently below the accumulated benefit obligation, resulting in the recognition of a non-cash minimum pension liability adjustment of $28.5 million as a reduction of shareholders' equity (deficit) as of December 28, 2002. In addition, because of the number of terminations arising from the Company's ongoing downsizing of its workforce and the universal selection of lump sum payouts by participants, outflow of funds has been abnormally high. To address this shortfall, the Company has made in the last two years the maximum allowable tax deductible cash contributions to the Retirement System, and expects to continue funding this plan at high levels until its asset levels reach comparability with projected lump sum payout requirements. Cash contributions to the Retirement System and 401(k) Plans were $12.9 million and $6.2 million for the 2002 fiscal year, and are estimated to be $10.5 million and $5.0 million for the 2003 fiscal year. Market value declines of Retirement System assets may result in the recognition of higher pension costs in near term periods; restructuring settlement calculations expected in the March quarter of 2003 will result in an updated valuation of the Plan's funded status, including the impact of market gains/losses subsequent to fiscal year end, and could positively or negatively impact the amount of the minimum pension liability, if any, and the amount of pension cost for fiscal year 2003.

          The December 28, 2002 consolidated balance sheet reflects the sale and disposal of certain insurance programs maintained by the Company's captive insurance subsidiary in Bermuda, including the sale of investments of $19.2 million and the commutation of insurance reserves of $22.7 million included in sundry payables and accrued expenses and other long-term liabilities as of September 28, 2002.

         Tax matters. The Company's results of operations and cash position for the current period and fiscal year 2002 have been, and for future years, may be, materially affected by certain changes in U. S. income tax laws and by actions that the Company has taken or is planning to take. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through January 2003, the Company has applied for and received income tax refunds under these changes of $103 million. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and has closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These actions, coupled with the associated indebtedness of the subsidiary in which such business operated, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and operating losses to offset remaining income in the 5-year carryback period. After utilization of the carryback provisions, the Company has a tax loss carryforward of approximately $225 million for federal income tax purposes, which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management's opinion that it is more likely than not that some portion of the deferred tax assets created by these carryforwards will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established.

         DIP Financing Facility. On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, or (iv) any event of default shall have occurred and be continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and upon repayment permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility. In September 2002, the Bankruptcy Court also approved changes to the DIP Financing Facility to allow the Company to increase asset sales subject to a specified application of sale proceeds and to make a cash payment with respect to the principal amount of loans owing to the pre-petition secured lenders (see "2000 Bank Credit Agreement" below). At February 4, 2003, there were no borrowings outstanding under the DIP Financing Facility other than issuances of letters of credit, and the Company had approximately $84.2 million in unused capacity available under this Facility.

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


Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims, environmental claims and other lawsuits pending against them, and also have certain guarantees of debt of equity investees ($10.5 million at December 28, 2002) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation and claims based on the Company's assessment of the possible outcome of such claims, including the possibility of settlement.

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

Forward-Looking Statements

       This report contains statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity and the implications thereon of the attack on September 11 and the U.S. government's response thereto and the possibility of armed conflict with Iraq, the success of the Company's overall business strategy including successful implementation of the Company's restructuring plan and the Company's development of a global sourcing structure, the demand for textile products, the cost and availability of raw materials and labor, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime, the impact that the Company's Chapter 11 proceeding has had or may have on the Company's relationships with its principal customers and suppliers, the nature of the capital structure which is approved in the Company's plan of reorganization and the Company's ongoing ability to finance its operations and restructuring activities, the cost of future capital sources, and the exposure to interest rate and currency fluctuations, the Company's ability to utilize tax loss carryforwards and retain tax refunds received or to be received, and other factors identified in Burlington's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.

                a) Exhibits.

                   None.

                b) Reports on Form 8-K.

                   The Company filed a report on Form 8-K on December 24, 2002. The Item reported was "Item 9. Regulation FD Disclosure".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  February 10, 2003                   Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  February 10, 2003                   Carl J. Hawk
                                           Controller