Form 10-Q/A
period 2002-12-28
BURLINGTON INDUSTRIES INC /DE/
filed 2003-02-21
CIK 870213

FORM 10-Q/A

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

Explanation of Amendment

Burlington Industries, Inc. (the "Company") is filing this Form 10-Q/A ("Form 10-Q/A") as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended December 28, 2002 that was filed with the Securities and Exchange Commission on February 10, 2003 ("Form 10-Q") for the purpose of adding the following items which were inadvertently omitted from the Form 10-Q: (i)
Part I, Item 4 (Controls and Procedures) and (ii) the Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). This Form 10-Q/A also includes reference in Item 6 herein to a Current Report on Form 8-K, which was filed on February 11, 2003, subsequent to the filing of the Form 10-Q. In addition, the Company is filing with the Commission as a correspondence conformed written statements by the Chief Executive Officer and the Chief Financial Officer to accompany the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

Item 4.               Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of such disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.

                a) Exhibits.

                   None.

                b) Reports on Form 8-K.

                   The Company filed a report on Form 8-K on December 24, 2002. The Item reported was "Item 9. Regulation FD Disclosure".

                   The Company filed a report on Form 8-K on February 11 2003. The Items reported were "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  February 21, 2003                   Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  February 21, 2003                   Carl J. Hawk
                                           Controller

                                  CERTIFICATION

         I, George W. Henderson, III, Chief Executive Officer of Burlington Industries, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the quarter ended December 28, 2002, as amended by Form 10-Q/A of Burlington Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

BURLINGTON INDUSTRIES, INC.


By: /s/ George W. Henderson III
Name: George W. Henderson III
Title: Chief Executive Officer

                                  CERTIFICATION

         I, Charles E. Peters, Jr., Senior Vice President and Chief Financial Officer of Burlington Industries, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the quarter ended December 28, 2003 as amended by Form 10-Q/A of Burlington Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

BURLINGTON INDUSTRIES, INC.


By:    /s/ Charles E. Peters, Jr
    ------------------------------
Name:  Charles E. Peters, Jr.
Title: Senior Vice President and Chief Financial Officer