Form 10-Q
period 2003-03-29
BURLINGTON INDUSTRIES INC /DE/
filed 2003-05-13
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        March 29, 2003
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 7, 2003 there were outstanding 53,609,538 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                     Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)


                                 Three       Three        Six         Six
                                 months      months      months     months
                                 ended       ended       ended       ended
                                March 29,   March 30,   March 29,  March 30,
                                  2003        2002        2003       2002
                                ---------   ---------   ---------  ----------
Net sales                     $  204,647 $   256,541 $   394,389 $   502,725
Cost of sales                    178,630     239,196     347,363     478,795
                                ---------   ---------   ---------  ----------
Gross profit                      26,017      17,345      47,026      23,930
Selling, general and
  administrative expenses         21,484      25,969      43,131      52,989
Provision for doubtful accounts     (178)      2,776        (140)      3,738
Provision for restructuring/
  impairments                      3,021      74,476       7,335     133,652
                                ---------   ---------   ---------  ----------
Operating income (loss) before
  interest and taxes               1,690     (85,876)     (3,300)   (166,449)

Interest  expense  (contractual
  interest  of $12,433  and
  $14,462 for the three months
  ended March 29, 2003 and
  March 30, 2002, respectively,
  and $25,183 and $30,670 for
  the six months ended March 29,
  2003 and March 30, 2002,
  respectively)                    6,945       8,976      14,308      22,471
Equity in income of
  joint ventures                    (827)       (466)     (1,289)       (737)
Other expense (income) - net         196        (562)       (715)     (1,314)
                                ---------   ---------   ---------  ----------
Loss before reorganization items
  and income taxes                (4,624)    (93,824)    (15,604)   (186,869)

Reorganization items               4,283       6,858       8,571      14,810
                                ---------   ---------   ---------  ----------
Loss before income taxes          (8,907)   (100,682)    (24,175)   (201,679)

Income tax expense (benefit):
  Current                            722     (47,551)      1,435     (46,940)
  Deferred                          (394)     (2,676)       (788)    (29,054)
                                ---------   ---------   ---------  ----------
    Total income tax expense
     (benefit)                       328     (50,227)        647     (75,994)
                                ---------   ---------   ---------  ----------
Net loss                      $   (9,235)$   (50,455)$   (24,822)$  (125,685)
                                =========   =========   =========  ==========


Basic and diluted loss per
 common share                 $    (0.17)$     (0.95)$     (0.46)$     (2.37)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                      March 29,   September 28,
                                                        2003         2002
                                                      ----------  -----------
ASSETS
Current assets:
Cash and cash equivalents                          $    155,593 $    137,793
Short-term investments                                   23,204       26,828
Customer accounts receivable after
  deductions of $7,785 and $10,363 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                     118,220      118,115
Income taxes receivable                                       0       67,630
Sundry notes and accounts receivable                     16,596       13,174
Inventories                                             134,383      131,363
Prepaid expenses                                          3,912        5,238
                                                      ----------  -----------
    Total current assets                                451,908      500,141
Fixed assets, at cost:
Land and land improvements                               13,364       14,339
Buildings                                               225,915      227,453
Machinery, fixtures and equipment                       476,268      474,023
                                                      ----------  -----------
                                                        715,547      715,815
Less accumulated depreciation and amortization          395,999      380,862
                                                      ----------  -----------
    Fixed assets - net                                  319,548      334,953
Other assets:
Assets held for sale                                     16,940       21,533
Investments and receivables                              29,422       47,825
Intangibles and deferred charges                          6,145        9,111
                                                      ----------  -----------
    Total other assets                                   52,507       78,469
                                                      ----------  -----------
                                                   $    823,963 $    913,563
                                                      ==========  ===========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY  (DEFICIT)
Liabilities  not  subject to compromise:
Current liabilities:
Long-term debt - current                           $    430,917 $    464,617
Accounts payable - trade                                 37,309       36,146
Sundry payables and accrued expenses                     44,889       68,831
Income taxes payable                                      2,044        2,024
Deferred income taxes                                    30,684       31,472
                                                      ----------  -----------
     Total current liabilities                          545,843      603,090
Other long-term liabilities                              43,473       57,058
                                                      ----------  -----------
     Total liabilities not subject to compromise        589,316      660,148
Liabilities subject to compromise                       365,796      366,145
                                                      ----------  -----------
     Total liabilities                                  955,112    1,026,293
Shareholders' equity (deficit):
Common stock issued                                         707          703
Capital in excess of par value                          887,968      887,116
Accumulated deficit                                    (829,008)    (804,186)
Accumulated other comprehensive income (loss)           (34,883)     (40,435)
Cost of common stock held in treasury                  (155,933)    (155,928)
                                                      ----------  -----------
     Total shareholders' equity (deficit)              (131,149)    (112,730)
                                                      ----------  -----------
                                                    $   823,963 $    913,563
                                                      ==========  ===========
See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                         Six        Six
                                                        months    months
                                                        ended      ended
                                                       March 29,  March 30,
                                                         2003      2002
                                                       ---------  --------
Cash flows from operating activities:
Net loss                                            $  (24,822)$ (125,685)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed                20,835    27,875
     assets
   Provision for doubtful accounts                         (140)    3,738
   Amortization of intangibles and deferred
     debt expense                                         3,168     3,597
   Equity in income of joint ventures                    (1,289)     (737)
   Deferred income taxes                                   (788)  (29,054)
   (Gain) loss on disposal of assets                       (712)        0
   Provision for restructuring/impairments                7,335   133,652
   Non-cash reorganization items                              0     3,577
   Changes in assets and liabilities:
      Customer accounts receivable - net                     35    45,889
      Income taxes receivable                            67,630   (12,573)
      Sundry notes and accounts receivable               (3,422)     (933)
      Inventories                                        (3,020)   27,475
      Prepaid expenses                                    1,326       819
      Accounts payable and accrued expenses             (23,355)    8,242
   Change in income taxes payable                            20        26
   Other                                                  5,421     2,731
                                                       ---------  --------
         Total adjustments                               73,044   214,324
                                                       ---------  --------
Net cash provided by operating activities                48,222    88,639
                                                       ---------  --------

Cash flows from investing activities:
  Capital expenditures                                   (5,673)   (4,183)
  Proceeds from sales of assets                           8,480     1,092
  Change in investments                                     471     1,215
                                                       ---------  --------
Net cash provided (used) by investing activities          3,278    (1,876)
                                                       ---------  --------

Cash flows from financing activities:
  Repayments of long-term debt                          (33,700)  (99,389)
  Payment of financing fees                                   0    (4,619)
                                                       ---------  --------
Net cash used by financing activities                   (33,700) (104,008)
                                                       ---------  --------

Net change in cash and cash equivalents                  17,800   (17,245)
Cash and cash equivalents at beginning of period        137,793    87,473
                                                       ---------  --------
Cash and cash equivalents at end of period          $   155,593 $  70,228
                                                       =========  ========


See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                   Notes to Consolidated Financial Statements
                As of and for the six months ended March 29, 2003

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

         On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, and (iv) any event of default having occurred and continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate (defined by reference to the agent's base commercial lending rate) plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below in Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. At March 29, 2003, there were no borrowings outstanding under the DIP Financing Facility other than issuances of letters of credit, and the Company had approximately $83.1 million in unused capacity available under this facility. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the DIP Financing Facility.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The Bankruptcy Court established July 22, 2002 as the "bar date" as of which all claimants were required to submit and characterize claims against the debtors. The Debtors are assessing the claims filed and their impact on the development of a plan of reorganization. The amount of the claims filed or to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.


         The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The initial exclusive period of the Debtors to file a plan for reorganization expired on March 15, 2002; and subsequent rulings by the Bankruptcy Court have extended the Debtors' time to file and solicit acceptances of a plan or reorganization to May 31, 2003 and July 31, 2003, respectively. On February 11, 2003, the Debtors filed their joint plan of reorganization and related disclosure statement with the Bankruptcy Court. If the Debtors fail to obtain an extension of the exclusive period or if the Debtors fail to obtain acceptance of their plan from the parties entitled to vote on the plan during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to the parties entitled to vote. The Debtors have not yet sought Bankruptcy Court approval to solicit votes on their joint plan of reorganization. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each class of parties entitled to vote, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each class of parties entitled to vote has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any class of parties entitled to vote does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of parties entitled to vote if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness, the availability of the "cram down" provisions, and the possibility that the plan of reorganization will require the issuance of common stock or common stock equivalents, thereby diluting current equity interests, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

         On February 11, 2003, the Company entered into a definitive agreement with Berkshire Hathaway Inc. under which the Company agreed to be acquired by Berkshire in a transaction in which the Company would emerge from bankruptcy proceedings. The documentation relating to the transaction provided for an auction procedure under which the Company would seek Bankruptcy Court approval of procedures whereby higher and better offers to purchase the Company could have been considered and authorizing the payment to Berkshire of a termination fee of $14.0 million in certain circumstances. On February 28, 2003, Berkshire terminated the agreement following a ruling in a hearing to consider procedures to solicit alternatives to the Berkshire transaction. The Bankruptcy Court indicated it approved the procedures generally, but disapproved the break-up fee and certain other conditions required by Berkshire to proceed as a "stalking horse" in the alternative bid process. On April 4, 2003, the Bankruptcy Court extended the Company's period of exclusivity to solicit acceptances of its plan of reorganization through July 31, 2003 and approved bidding procedures for the Company to solicit offers to acquire the Company in an auction process. Under the approved bidding procedures, the deadline for bids to purchase the Company, which may be extended by the Company, is July 10, 2003 with the auction for qualified bidders presently scheduled to be held on July 21, 2003. The Company currently intends to present the results of the auction and its disclosure statement to the Bankruptcy Court for approval on July 31, 2003. If the auction is successful, the Company will file an amended plan of reorganization and disclosure statement with the Court for approval of solicitation of votes of creditor constituencies of confirmation of the amended plan.

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management believes that it has substantially completed the restructuring steps it has identified as necessary and is evaluating the elements of a plan of reorganization pending the results of the auction. During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22, 2002 "bar date" and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions "2001 Restructuring and Impairment" and "2002 Restructuring and Impairment" describe the actions the Company has taken to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility.

Basis of Presentation

         The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization , which will gain approval of the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

         While under the protection of Chapter 11, the Company has and will continue to sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of March 29, 2003 are identified below (in thousands):

         7.25% Notes Due 2005....................     $ 150,000
         7.25% Notes Due 2027....................       150,000
                                                      ---------
             Total long-term debt................       300,000

         Interest accrued on above debt..........         5,293
         Accounts payable........................        50,346
         Sundry payables and accrued expenses....        10,157
                                                     ----------
                                                      $ 365,796
                                                     ==========

         Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the 2002 fiscal year, the Company recognized a charge of $21.0 million associated with the Chapter 11 Cases. Approximately $4.0 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to derivative instruments in default as a result of the Chapter 11 Cases. In addition, the Company incurred $12.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $4.4 million has been recorded for service rendered through September 28, 2002 related to retention incentives. During the 2003 fiscal year, the Company has incurred $5.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $3.0 million has been recorded for service rendered through March 29, 2003 related to retention incentives.

         Following is unaudited condensed combined financial information of the Debtors as of and for the six months ended March 29, 2003, and as of and for the fiscal year ended September 28, 2002 (in millions). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information for each of the Debtor subsidiaries are not presented because such financial information would not provide relevant material additional information to users of the consolidated financial statements of Burlington Industries, Inc. Intercompany receivables and payables of entities in reorganization proceedings are not material.

                                                     March 29,     September 28,
                                                       2003            2002
                                                   -------------  --------------

         Earnings data:
                  Revenue.............................  $  393.1       $  985.9
                  Gross profit........................      67.1          129.2
                  Net loss............................     (25.8)        (120.9)
         Balance sheet data:
                  Current assets......................  $  410.0       $  457.0
                  Noncurrent assets...................     444.6          464.3
                  Current liabilities.................     537.3          585.9
                  Noncurrent liabilities..............     401.3          396.3

Note B.

     With respect to interim quarterly financial data, which are unaudited, in the opinion of Management, all adjustments necessary to a fair statement, in all material respects, of the results for such interim periods have been included. All adjustments were of a normal recurring nature.

Note C.

     Accounts of certain international subsidiaries are included as of dates three months or less prior to that of the consolidated balance sheets. The March 29, 2003 consolidated balance sheet reflects the December 2002 quarter sale and disposal of certain insurance programs maintained by the Company's captive insurance subsidiary in Bermuda, including the sale of investments of $19.2 million and the commutation of insurance reserves of $22.7 million included in sundry payables and accrued expenses and other long-term liabilities as of September 28, 2002. The impact of these transactions on the consolidated statement of operations was not material.

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

Note E.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                    Three Months Ended     Six Months Ended
                                  ---------------------- ---------------------
                                   March 29,   March 30,  March 29,  March 30,
                                     2003        2002       2003       2002
                                  ----------  ---------- ---------- ----------

Numerator:
  Net loss........................ $ (9,235)   $(50,455)  $(24,822)  $(125,685)
                                   ========    ========   =========  =========

Denominator:
  Denominator for basic and diluted
   earnings per share.............   53,842      53,252     53,718      53,113
                                   ========    ========    =======   =========

Weighted-average shares not
 included in the diluted earnings
 per share computations because
 they were antidilutive...........        -       1,016          -       1,035
                                   ========    ========    =======   =========

         During the first six months of the 2003 fiscal year, outstanding shares changed due to the forfeiture of 105,553 shares of restricted nonvested stock, and the issuance of 391,812 vested shares related to the investment in Nano-Tex.

Note F.

 Inventories are summarized as follows (in thousands):

                                                         March 29, September 28,
                                                           2003         2002
                                                        ----------  -----------
    Inventories at average cost:
        Raw materials................................    $   7,344  $   5,729
        Stock in process.............................       45,663     44,588
        Produced goods...............................       96,080     92,855
        Dyes, chemicals and supplies.................       10,223     10,118
                                                         ---------  ---------
                                                           159,310    153,290
        Less excess of average cost over LIFO........       24,927     21,927
                                                         ---------  ---------
            Total....................................    $ 134,383  $ 131,363
                                                         =========  =========

Note G.

         Comprehensive income (loss) totaled $(14,368,000) and $(50,596,000) for the three months ended March 29, 2003 and March 30, 2002, respectively, and $(19,270,000) and $(124,746,000) for the six months ended March 29, 2003 and
March 30, 2002, respectively. The components of accumulated other comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                    March 29,   September 29,
                                                      2003           2002
                                                   -----------  -------------

  Foreign currency translation adjustments........   $   (586)     $   (604)
  Minimum pension liability adjustment............    (33,865)      (38,609)
  Unrealized gains (losses) on securities.........       (432)       (1,222)
                                                     --------      --------
                                                     $(34,883)     $(40,435)
                                                     ========      ========
Note H.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan as was previously required under generally accepted accounting principles, and also established that fair value should be used for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adopting this standard had no impact on the consolidated financial position or results of operations of the Company.

         During the March 2003 quarter, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," related to its various stock-based employee compensation plans. This Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require the disclosure of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed under SFAS No. 123, the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, rather than the fair value approach. Under APB Opinion No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation was not material to any period reported in the accompanying financial statements.

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

                                        Three Months Ended    Six Months Ended
                                        ------------------- --------------------
                                        March 29, March 30, March 29,  March 30,
                                           2003      2002      2003       2002
                                        --------- --------- ---------- ---------
                                              (Dollar amounts in millions)
Net sales
         Apparel Fabrics........        $  102.2   $ 124.5   $ 195.7   $ 246.0
         Interior Furnishings...            44.9      72.5      86.0     139.4
         Carpet.................            58.8      58.5     114.4     115.9
         Other..................             1.0       4.0       4.2       8.2
                                        --------  --------  ---------  -------
                                           206.9     259.5     400.3     509.5
         Less:
          Intersegment sales....            (2.3)     (3.0)     (5.9)     (6.8)
                                        --------  --------  --------   -------
                                        $  204.6  $  256.5  $  394.4   $ 502.7
                                        ========  ========  ========   =======

Income (loss) before income taxes
         Apparel Fabrics........        $   (1.3) $  (11.2) $   (4.9)  $ (29.2)
         Interior Furnishings...             1.5      (3.6)      1.2     (10.2)
         Carpet.................             8.6       7.1      14.0      13.3
         Other..................            (1.0)     (0.7)     (0.9)     (1.6)
                                        --------  --------  --------   -------
           Total reportable
         segments............                7.8      (8.4)      9.4     (27.7)
         Corporate expenses.....            (2.3)     (2.5)     (4.1)     (4.3)
         Restructuring and
           impairment charges...            (3.0)    (74.5)     (7.3)   (133.7)
         Interest expense.......            (6.9)    ( 9.0)    (14.3)    (22.5)
         Other (expense)
           income - net.........            (0.2)      0.6       0.7       1.3
         Reorganization items...            (4.3)     (6.9)     (8.6)    (14.8)
                                        --------  --------- ---------  -------
                                        $   (8.9) $ (100.7) $  (24.2)  $(201.7)
                                        ========  ========  ========   =======


                                                     March 29,  September 29,
                                                       2003         2002
                                                     ---------  ------------
Total Assets
         Apparel Fabrics........                     $  415.3    $  421.5
         Interior Furnishings...                        100.3       106.1
         Carpet.................                        109.4       112.4
         Other..................                         13.4        39.2
         Corporate..............                        185.6       234.4
                                                     --------    --------
                                                     $  824.0    $  913.6
                                                     ========    ========

         Intersegment net sales for the three months ended March 29, 2003 and March 30, 2002 were primarily attributable to Apparel Fabrics segment sales of $2.4 million and $2.2 million, respectively. Intersegment net sales for the six months ended March 29, 2003 and March 30, 2002 were primarily attributable to Apparel Fabrics segment sales of $5.3 million and $5.2 million, respectively. Assets decreased in the "Other" category primarily due to the sale of investment securities in conjunction with the commutation of insurance liabilities by the Company's captive insurance subsidiary, and corporate assets declined primarily due to the use of cash to repay debt of $33.7 million as well as net cash used by operating activities.

Note J.

2001 Restructuring and Impairment

         During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel has grown at five times the rate of consumption, squeezing out U.S.-made products. The major elements of the plan include:

         (1) Realign operating capacity. During the September 2001 quarter, the Company reduced operations by closing a plant in Mexico and moving its production to an underutilized facility, also in Mexico, and reducing operations at the facilities in Clarksville, Virginia and Stonewall, Mississippi. The Company offered for sale and further reduced or realigned capacity by closing two older plants in Mexico in the first quarter of fiscal year 2002 (net sales of $22.0 million and net operating loss of $7.1 million in fiscal year 2001), and by reducing operations at the Hurt, Virginia facility.

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

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $58.1 million, as adjusted by $9.6 million in the 2002 fiscal year and $1.2 million in the 2003 fiscal year. The components of the 2001 restructuring and impairment charge included the establishment of a $8.5 million reserve for severance benefit payments, write-downs for impairment of $45.1 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $4.5 million for lease cancellation and other exit costs expected to be paid through June 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

         Following is a summary of activity in the related 2001 restructuring reserves (in millions):

                                                                 Lease
                                                            Cancellations
                                                Severance      and Other
                                                 Benefits     Exit Costs
                                                ---------   -------------

         September 2001 restructuring charge...   $ 10.0       $   6.9
         Payments..............................     (1.1)            -
                                                  ------       -------
         Balance at September 29, 2001.........      8.9           6.9
         Payments..............................     (5.7)         (4.9)
         Adjustments...........................     (1.5)         (1.9)
                                                  ------       -------
         Balance at September 28, 2002.........      1.7           0.1
         Payments..............................     (0.1)          0.5
         Adjustments...........................        -          (0.5)
                                                  ------       -------
         Balance at December 28, 2002..........      1.6           0.1
         Payments..............................        -             -
                                                  ------       -------
         Balance at March 29, 2003.............   $  1.6       $   0.1
                                                  ======       =======

         Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through March 29, 2003, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

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

         (4) Divestitures - During the June 2002 quarter, the Company sold its bedding and window consumer products businesses to Springs Industries, Inc. and entered into an agreement to supply jacquard and decorative fabrics for certain of Springs' home furnishing product lines. For the first eight months of fiscal 2002, the bedding and window consumer products businesses had sales of $69.7 million, and from June through September 2002, the Company had sales of $12.5 million under its agreement to supply fabrics to Springs. Also, the Company sold certain assets, inventory and intellectual properties of its upholstery fabrics business to Tietex International Ltd. These sales will enable the Company to focus its resources on growing its interior fabrics business. For the first nine months of fiscal 2002, the upholstery fabrics business had sales of $31.5 million, and from July through September 2002, the Company had revenues of $3.5 million related to yarn preparation work for Tietex.

         (5) Logistics Outsourcing - In December 2002, the Company signed an agreement with a third party to manage the Company's growing logistics needs in line with the Company's new business model. This transition was completed during the March 2003 quarter.

         The closings and overhead reductions outlined above resulted in the elimination of approximately 4,550 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $180.2 million, as adjusted by $4.9 million in the first quarter of fiscal year 2003 and $1.5 million in the second quarter of fiscal year 2003. The components of the 2002 restructuring and impairment charge included the establishment of a $12.8 million reserve for severance benefit payments, write-downs for impairment of $138.1 million related to long-lived assets resulting from the restructuring, a loss provision of $28.1 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. Also, the Company recorded additional pre-tax restructuring charges of $0.8 million and $0.9 million in fiscal year 2003 and 2002, respectively, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in the 2000 and 1999 restructuring plans.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                 Severance    and Other
                                                  Benefits   Exit Costs
                                                 ---------  -------------

         2002 restructuring charge.............   $ 12.1      $    1.1
         Payments..............................     (7.0)         (0.2)
                                                  ------      --------
         Balance at September 28, 2002.........      5.1           0.9
         Payments..............................     (2.5)         (0.1)
         Adjustments...........................      0.7           0.1
                                                  ------       --------
         Balance at December 28, 2002..........      3.3           0.9
         Payments..............................     (1.4)         (0.3)
                                                  ------       -------
         Balance at March 29, 2003.............   $  1.9       $   0.6
                                                  ======       =======

         Other  estimated  expenses  of  $32-34  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through March 29, 2003, $6.8 million and $23.8 million of such costs have been incurred and charged to operations during the 2003 and 2002 fiscal year, respectively.

         Assets that have been sold, or are held for sale at March 29, 2003 and are no longer in use, were written down to their estimated fair values less costs of sale. At March 29, 2003, assets held for sale consisted of real estate of $16.9 million. The Company is actively marketing the affected real estate. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Note K.

         The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of U.S. and foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through March 29, 2003, the Company has applied for and received income tax refunds under these changes of $103.2 million. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. Such actions included the transfer of $13.7 million of cash to a trust to restrict these funds for the sole benefit of creditors of this subsidiary. These, and other actions, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and operating losses to offset remaining income in the 5-year carryback period (resulting in a portion of the tax refund previously disclosed). The Company also has a tax loss carryforward of approximately $237 million for federal income tax purposes, which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management's opinion that it is more likely than not that some portion of the deferred tax assets created by these carryforwards will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. Operating loss and tax credit carryforwards with related tax benefits of $34.2 million (net of $65.9 million valuation allowance) at March 29, 2003 and $23.9 million (net of $65.9 million valuation allowance) at September 28, 2002 expire from 2003 to 2023.

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Proceedings Under Chapter 11 of the Bankruptcy Code

         On November 15, 2001, the Company and certain of its domestic subsidiaries (referred to herein as the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see Note A of the Notes to the Consolidated Financial Statements. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management believes that it has substantially completed the restructuring steps it has identified as necessary and is evaluating the elements of a plan of reorganization pending the results of the auction of the Company. The procedures governing the auction process, which has already been initiated, contemplate that the auction will be completed in July 2003. There can be no assurance if or when the auction process will be completed, that the Company will be acquired as a result, or as to the timing or terms thereof. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by parties entitled to vote on the plan and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

         During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22, 2002 "bar date" and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

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

         (4) Divestitures - During the June 2002 quarter, the Company sold its bedding and window consumer products businesses to Springs Industries, Inc. and entered into an agreement to supply jacquard and decorative fabrics for certain of Springs' home furnishing product lines. For the first eight months of fiscal 2002, the bedding and window consumer products businesses had sales of $69.7 million, and from June through September 2002, the Company had sales of $12.5 million under its agreement to supply fabrics to Springs. Also, the Company sold certain assets, inventory and intellectual properties of its upholstery fabrics business to Tietex International Ltd. These sales will enable the Company to focus its resources on growing its interior fabrics business. For the first nine months of fiscal 2002, the upholstery fabrics business had sales of $31.5 million, and from July through September 2002, the Company had revenues of $3.5 million related to yarn preparation work for Tietex.

         (5) Logistics Outsourcing - In December 2002, the Company signed an agreement with a third party to manage the Company's growing logistics needs in line with the Company's new business model. This transition was completed during the March 2003 quarter.

         The closings and overhead reductions outlined above resulted in the elimination of approximately 4,550 jobs in the United States and 1,300 jobs in Mexico with severance benefits calculated for periods of up to 6 months from the termination date, depending on the employee's length of service, as approved by the Bankruptcy Court.

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $180.2 million, as adjusted by $4.9 million in the first quarter of fiscal year 2003 and $1.5 million in the second quarter of fiscal year 2003. The components of the 2002 restructuring and impairment charge included the establishment of a $12.8 million reserve for severance benefit payments, write-downs for impairment of $138.1 million related to long-lived assets resulting from the restructuring, a loss provision of $28.1 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. Also, the Company recorded additional pre-tax restructuring charges of $0.8 million and $0.9 million in fiscal year 2003 and 2002, respectively, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in the 2000 and 1999 restructuring plans.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                Lease
                                                            Cancellations
                                                 Severance    and Other
                                                  Benefits    Exit Costs
                                                 ---------  -------------

         2002 restructuring charge.............   $ 12.1      $    1.1
         Payments..............................     (7.0)         (0.2)
                                                  ------      --------
         Balance at September 28, 2002.........      5.1           0.9
         Payments..............................     (2.5)         (0.1)
         Adjustments...........................      0.7           0.1
                                                  ------       --------
         Balance at December 28, 2002..........      3.3           0.9
         Payments..............................     (1.4)         (0.3)
                                                  ------       -------
         Balance at March 29, 2003.............   $  1.9       $   0.6
                                                  ======       =======

         Other  estimated  expenses  of  $32-34  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through March 29, 2003, $6.8 million and $23.8 million of such costs have been incurred and charged to operations during the 2003 and 2002 fiscal year, respectively.

         Assets that have been sold, or are held for sale at March 29, 2003 and are no longer in use, were written down to their estimated fair values less costs of sale. At March 29, 2003, assets held for sale consisted of real estate of $16.9 million. The Company is actively marketing the affected real estate. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate and equipment will be completed within 12 months from the date of closing. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Overview

         The restructuring steps and operational changes instituted by the Company since 2000 have improved the Company's results of operations and increased financial flexibility. However, the Company's performance in the first two fiscal quarters of the current year has been negatively impacted by a number of factors, including slow economic conditions generally, exacerbated by the conflict with Iraq and other geopolitical uncertainty, continued rapid growth in imports, and as specifically relates to the Company, cautiousness in its customer base caused by the continuing uncertainty as to the outcome of the ownership of the Company. These conditions continued to negatively impact the Company's performance in the current quarter and could persist in periods beyond the quarter's end. Accordingly, there necessarily can be no assurance as to the Company's future prospects, particularly in the short and intermediate terms.

Comparison of Three Months ended March 29, 2003 and March 30, 2002.

         NET SALES: Net sales for the second quarter of the 2003 fiscal year were $204.6 million, 20.2% lower than the $256.5 million recorded for the second quarter of the 2002 fiscal year, partially due to planned volume reductions resulting from restructuring actions. Export sales totaled $28.1 million and $30.2 million in the fiscal 2003 and 2002 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the second quarter of the 2003 fiscal year were $102.2 million, 17.9% lower than the $124.5 million recorded in the second quarter of the 2002 fiscal year. This decrease was due primarily to 25.8% lower volume, primarily due to planned reductions resulting from restructuring actions, offset by 7.9% higher selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the second quarter of the 2003 fiscal year were $44.9 million, 38.1% lower than the $72.5 million recorded in the second quarter of the 2002 fiscal year. This sales reduction included $24.0 million due to the sale of the consumer products businesses in June 2002. The remaining decrease was primarily due to 20.0% lower volume, offset by 8.1% higher selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the second quarter of the 2003 fiscal year were $58.8 million compared to $58.5 million recorded in the second quarter of the 2002 fiscal year. This increase was primarily due to 0.9% higher selling prices and product mix, partially offset by 0.4% lower volume.

         Other: Net sales of other segments for the second quarter of the 2003 fiscal year were $1.0 million compared to $4.0 million recorded in the second quarter of the 2002 fiscal year. This decrease was primarily due to the closing of the transportation business in February 2003.

         SEGMENT INCOME (LOSS): Total reportable segment income for the second quarter of the 2003 fiscal year was $7.8 million compared to a loss of $(8.4) million for the second quarter of the 2002 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the second quarter of the 2003 fiscal year was $(1.3) million compared to $(11.2) million recorded for the second quarter of the 2002 fiscal year. This improvement was due primarily to $6.6 million higher margins due to selling price and product mix, $3.4 million improvement in manufacturing performance resulting from capacity reductions due to restructuring, $1.1 million due to lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, $1.2 million lower bad debt expense, and $0.4 million higher equity earnings from joint ventures, partially offset by $2.8 million of higher raw material costs.

         Interior Furnishings: Income (loss) of the interior furnishings products segment for the second quarter of the 2003 fiscal year was $1.5 million compared to $(3.6) million recorded for the second quarter of the 2002 fiscal year. This improvement was due primarily to $7.3 million of improved manufacturing performance, $4.1 million lower selling, general and administrative expenses resulting from restructuring and cost reduction programs and $1.4 million lower bad debt expense, partially offset by $7.5 million lower margins due to reduced volume resulting from the disposition of the consumer products businesses and $0.2 million higher raw material costs.

         Carpet: Income of the Carpet segment for the second quarter of the 2003 fiscal year was $8.6 million compared to $7.1 million recorded for the second quarter of the 2002 fiscal year. This improvement was due primarily to $0.9 million higher margins due to selling price and product mix and $0.9 million improvement in manufacturing performance, partially offset by $0.2 million higher selling, general and administrative expenses and $0.1 million higher raw material costs.

         Other: Loss of other segments for the second quarter of the 2003 fiscal year was $(1.0) million compared to $(0.7) million recorded for the second quarter of the 2002 fiscal year. This increased loss resulted primarily from carrying costs related to winding down the transportation business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $2.3 million for the second quarter of the 2003 fiscal year compared to $2.5 million for the second quarter of the 2002 fiscal year.

         OPERATING  INCOME (LOSS) BEFORE  INTEREST AND TAXES:  Operating  income
(loss) before interest and taxes for the second quarter of the 2003 fiscal year was $1.7 million compared to $(85.9) million for the second quarter of the 2002 fiscal year. Operating income (loss) before interest and taxes included provisions for restructuring and impairment of $3.0 million and $74.5 million for the second quarter of the 2003 and 2002 fiscal years, respectively.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the second quarter of the 2003 fiscal year was $6.9 million, or 3.4% of net sales, compared with $9.0 million, or 3.5% of net sales, in the second quarter of the 2002 fiscal year. The decrease was mainly attributable to lower borrowing levels and lower interest rates.

         OTHER EXPENSE (INCOME): Other expense for the second quarter of the 2003 fiscal year was $0.2 million, consisting principally of net losses on the disposal of assets. Other income for the second quarter of the 2002 fiscal year was $0.6 million, consisting principally of interest income.

         REORGANIZATION ITEMS: During the second quarter of the 2003 fiscal year, the Company recognized a net pre-tax charge of $4.3 million associated with the Chapter 11 Cases. The Company incurred $2.8 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $1.5 million was recorded for service rendered for the period related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

         INCOME TAX  EXPENSE  (BENEFIT):  Income tax expense  (benefit)  of $0.3 million was recorded for the second quarter of the 2003 fiscal year in comparison with $(50.2) million for the second quarter of the 2002 fiscal year. The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of U.S. and foreign losses with no tax benefits, tax rate differences on foreign transactions, changes in the valuation allowance, and the favorable tax treatment of export sales from the exclusion for extraterritorial income under section 114 of the Internal Revenue Code. The change in the valuation allowance for both the 2003 and 2002 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized (see "Liquidity and Capital Resources" below).

         NET LOSS AND LOSS PER SHARE: Net loss for the second quarter of the 2003 fiscal year of $(9.2) million, or $(0.17) per share, included a net charge of $(0.05) per share related to restructuring costs and $(0.08) per share related to reorganization items. Net loss for the second quarter of the 2002 fiscal year of $(50.5) million, or $(0.95) per share, included a net charge of $(0.70) per share related to restructuring costs and $(0.08) per share related to reorganization items. The Company believes that earnings per share data are not meaningful in the Company's circumstances.

Comparison of Six Months ended March 29, 2003 and March 30, 2002.

         NET SALES: Net sales for the first six months of the 2003 fiscal year were $394.4 million, 21.5% lower than the $502.7 million recorded for the first six months of the 2002 fiscal year, partially due to planned volume reductions resulting from restructuring actions. Export sales totaled $57.9 million and $62.6 million in the fiscal 2003 and 2002 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the first six months of the 2003 fiscal year were $195.7 million, 20.4% lower than the $246.0 million recorded in the first six months of the 2002 fiscal year. This decrease was due primarily to 25.5% lower volume, primarily due to planned reductions resulting from restructuring actions, offset by 5.1% higher selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first six months of the 2003 fiscal year were $86.0 million, 38.3% lower than the $139.4 million recorded in the first six months of the 2002 fiscal year. This sales reduction included $45.5 million due to the sale of the consumer products businesses in June 2002. The remaining decrease was primarily due to 17.3% lower volume, offset by 4.3% higher selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the first six months of the 2003 fiscal year were $114.4 million, 1.3% lower than the $115.9 million recorded in the first six months of the 2002 fiscal year. This decrease was primarily due to 2.5% lower volume, partially offset by 1.2% higher selling prices and product mix. The Company believes that lower sales volume was principally due to corporate business customers' budget reductions or postponements of projects.

         Other: Net sales of other segments for the first six months of the 2003 fiscal year were $4.2 million compared to $8.2 million recorded in the first six months of the 2002 fiscal year. This decrease was primarily due to decreased revenues in the transportation business that was closed in February 2003.

         SEGMENT INCOME (LOSS): Total reportable segment income for the first six months of the 2003 fiscal year was $9.4 million compared to a loss of $(27.7) million for the first six months of the 2002 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the first six months of the 2003 fiscal year was $(4.9) million compared to $(29.2) million recorded for the first six months of the 2002 fiscal year. This improvement was due primarily to $12.2 million higher margins due to selling price and product mix, $9.6 million improvement in manufacturing performance due to restructuring, $3.2 million due to lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, $1.4 million lower bad debt expense, and $0.6 million higher equity earnings from joint ventures, partially offset by $2.7 million of higher raw material costs.

         Interior  Furnishings:   Income  (loss)  of  the  interior  furnishings
products segment for the first six months of the 2003 fiscal year was $1.2 million compared to $(10.2) million recorded for the first six months of the 2002 fiscal year. This improvement was due primarily to $12.7 million of improved manufacturing performance, $6.7 million lower selling, general and administrative expenses resulting from restructuring and cost reduction programs and $2.2 million lower bad debt expense, partially offset by $10.0 million lower margins due to reduced volume resulting from the disposition of the consumer products businesses and $0.2 million higher raw material costs.

         Carpet: Income of the Carpet segment for the first six months of the 2003 fiscal year was $14.0 million compared to $13.3 million recorded for the first six months of the 2002 fiscal year. This increase was due primarily to $0.3 million improvement in manufacturing performance and $0.4 million of lower selling, general and administrative expenses.

         Other: Loss of other segments for the first six months of the 2003 fiscal year was $(0.9) million compared to $(1.6) million recorded for the first six months of the 2002 fiscal year. This resulted primarily from the absence of carrying costs for a sold terminal in the transportation business and the absence of losses in a disposed insurance business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $4.1 million for the first six months of the 2003 fiscal year compared to $4.3 million for the first six months of the 2002 fiscal year.

         OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES: Operating loss before interest and taxes for the first six months of the 2003 fiscal year was $(3.3) million compared to $(166.4) million for the first six months of the 2002 fiscal year. Operating income (loss) before interest and taxes included provisions for restructuring and impairment of $7.3 million and $133.7 million for the first six months of the 2003 and 2002 fiscal years, respectively.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the first six months of the 2003 fiscal year was $14.3 million, or 3.6% of net sales, compared with $22.5 million, or 4.5% of net sales, in the first six months of the 2002 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $25.2 million and $30.7 million, respectively), lower borrowing levels and lower interest rates.

         OTHER EXPENSE (INCOME): Other income for the first six months of the 2003 fiscal year was $0.7 million, consisting principally of net gains on the disposal of assets. Other income for the first six months of the 2002 fiscal year was $1.3 million, consisting principally of interest income.

         REORGANIZATION ITEMS: During the first six months of the 2003 fiscal year, the Company recognized a net pre-tax charge of $8.6 million associated with the Chapter 11 Cases. The Company incurred $5.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $3.0 million was recorded for service rendered for the period related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

         INCOME TAX EXPENSE (BENEFIT): Income tax expense (benefit) of $0.6 million was recorded for the first six months of the 2003 fiscal year in comparison with $(76.0) million for the first six months of the 2002 fiscal year. The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of U.S. and foreign losses with no tax benefits, tax rate differences on foreign transactions, changes in the valuation allowance, and the favorable tax treatment of export sales from the exclusion for extraterritorial income under section 114 of the Internal Revenue Code. The change in the valuation allowance for both the 2003 and 2002 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized (see "Liquidity and Capital Resources" below).

         NET LOSS AND LOSS PER SHARE: Net loss for the first six months of the 2003 fiscal year of $(24.8) million, or $(0.46) per share, included a net charge of $(0.13) per share related to restructuring costs and $(0.16) per share related to reorganization items. Net loss for the first six months of the 2002 fiscal year of $(125.7) million, or $(2.37) per share, included a net charge of $(1.56) per share related to restructuring costs and $(0.18) per share related to reorganization items. The Company believes that earnings per share data are not meaningful in the Company's circumstances.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2003. See Note A of the Notes to Consolidated Financial Statements.

         During the first six months of the 2003 fiscal year, the Company generated $48.2 million of cash from operating activities and $9.0 million from sales of assets and other investing activities. Cash was primarily used for debt repayments of $33.7 million and capital expenditures of $5.7 million. At March 29, 2003, total debt of the Company not subject to compromise was $430.9 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $155.6 million. At September 28, 2002, total debt of the Company not subject to compromise was $464.6 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $137.8 million.

         During the first six months of the 2003 fiscal year, investment in capital expenditures totaled $5.7 million, compared to $4.2 million during the first six months of the 2002 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2003 will total approximately $20 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         The Company maintains, and plans to continue to maintain, a defined benefit pension plan ("Retirement System") and a defined contribution 401(k) plan, both of which require cash contributions from the Company. The value of the Retirement System's assets has fallen significantly as a result of benefit payments and market conditions, and is presently below the accumulated benefit obligation, resulting in the recognition of a non-cash minimum pension liability adjustment of $33.9 million as a reduction of shareholders' equity (deficit) as of March 29, 2003. In addition, because of the number of terminations arising from the Company's ongoing downsizing of its workforce and the nearly universal selection of lump sum payouts by participants, outflow of funds has been higher than it had been historically. To address this shortfall, the Company has made in the last two years the maximum allowable tax deductible cash contributions to the Retirement System, and expects to continue funding this plan at high levels. Cash contributions to the Retirement System and 401(k) Plans were $12.9 million and $6.2 million for the 2002 fiscal year, and are estimated to be $10.5 million and $5.0 million for the 2003 fiscal year. Market value declines of Retirement System assets may result in the recognition of higher pension costs in near term periods.

          The March 29, 2003 consolidated balance sheet reflects the December 2002 quarter sale and disposal of certain insurance programs maintained by the Company's captive insurance subsidiary in Bermuda, including the sale of investments of $19.2 million and the commutation of insurance reserves of $22.7 million included in sundry payables and accrued expenses and other long-term liabilities as of September 28, 2002.

         Tax matters. The Company's results of operations and cash position for the current period and fiscal year 2002 have been, and for future years, may be, materially affected by certain changes in U.S. income tax laws and by actions that the Company has taken or is planning to take. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through March 29, 2003, the Company has applied for and received income tax refunds under these changes of $103 million. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These actions, coupled with the associated indebtedness of the subsidiary in which such business operated, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and operating losses to offset remaining income in the 5-year carryback period (resulting in a portion of the tax refund previously disclosed). After utilization of the carryback provisions, the Company has a tax loss carryforward of approximately $237 million for federal income tax purposes, which could be realized in 2003 and subsequent years to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management's opinion that it is more likely than not that some portion of the deferred tax assets created by these carryforwards will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established.

         DIP Financing Facility. On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, and (iv) any event of default having occurred and continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and upon repayment permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants and other provisions under the DIP Financing Facility. In September 2002, the Bankruptcy Court also approved changes to the DIP Financing Facility to allow the Company to increase asset sales subject to a specified application of sale proceeds and to make a cash payment with respect to the principal amount of loans owing to the pre-petition secured lenders (see "2000 Bank Credit Agreement" below). At May 7, 2003, there were no borrowings outstanding under the DIP Financing Facility other than issuances of letters of credit, and the Company had approximately $81.5 million in unused capacity available under this Facility.

         2000 Bank Credit Agreement. On December 5, 2000, the Company entered into a secured amended bank credit agreement ("2000 Bank Credit Agreement") which amended and extended an earlier unsecured revolving credit facility. The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provided for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provided short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company paid an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under the 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001. In addition, the DIP Financing Order requires that 50% of the first $25 million of proceeds from sales of certain assets be used to repay specified borrowings under the 2000 Bank Credit Agreement. The Company has applied $12.5 million of asset sale proceeds to reduce borrowings under the 2000 Bank Credit Agreement in full satisfaction of this requirement. In addition, the Company made a further cash payment of $33.7 million of principal amount on September 30, 2002 pursuant to a Bankruptcy Court approved motion. Pursuant to an order of the Bankruptcy Court entered April 30, 2003, the Company has repaid $50.0 million of pre-petition loans under the 2000 Bank Credit Agreement plus accrued interest, and extended adequate protection to a pre-petition issuer of certain interest rate protection and foreign exchange agreements aggregating approximately $2.9 million.

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

         Senior Unsecured Notes. In August 1997, the Company issued $150.0 million principal amount of 7.25% notes due August 1, 2027 ("Notes Due 2027"). In September 1995, the Company issued $150.0 million principal amount of 7.25% notes due September 15, 2005 ("Notes Due 2005"). The Notes Due 2027 and the Notes Due 2005 are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The commencement of the Chapter 11 Cases constitutes an event of default under the Indenture governing both the 2027 Notes and the 2005 Notes. The payment of interest accruing thereunder after November 15, 2001 is stayed. Adequacy of Capital Resources

         As discussed above, the Company is operating its businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company intends to fund its financial needs while in reorganization proceedings principally from net cash provided by operating activities, asset sales (to the extent permitted in the Bankruptcy Cases), and, to the extent necessary, from funds provided by the credit facilities. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations, together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases.

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

         As a result of the Chapter 11 Cases, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases. The Company's capital requirements after reorganization will necessarily depend on the terms of the reorganization and, as such, cannot be determined at this time.


Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims, environmental claims and other lawsuits pending against them, and also have certain guarantees of debt of equity investees ($9.2 million at March 29, 2003) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation and claims based on the Company's assessment of the possible outcome of such claims, including the possibility of settlement.

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

Forward-Looking Statements

       This report contains statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, the impact of the armed conflict with Iraq, the success of the Company's overall business strategy including successful implementation of the Company's restructuring plan and the Company's development of a global sourcing structure, the demand for textile products, the cost and availability of raw materials and labor, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime, the impact that the Company's Chapter 11 proceeding has had or may have on the Company's relationships with its principal customers and suppliers and the Company's ability to retain key employees and managers, the nature of the capital structure which is approved in the Company's plan of reorganization and the Company's ongoing ability to finance its operations and restructuring activities, the cost of future capital sources, and the exposure to interest rate and currency fluctuations, the Company's ability to utilize tax loss carryforwards and retain tax refunds received or to be received, and other factors identified in Burlington's filings with the Securities and Exchange Commission.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.


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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits.


4.1 FOURTH AMENDMENT, dated as of April 16, 2003, to the REVOLVING CREDIT AND GUARANTY AGREEMENT, dated as of November 15, 2001, among BURLINGTON INDUSTRIES, INC., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein, each of which Guarantor is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMORGAN CHASE BANK, a New York banking corporation, each of the other financial institutions party thereto and JPMORGAN CHASE BANK, as Agent for the Banks.

99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).


b) Reports on Form 8-K.

                  The Company filed a report on Form 8-K on February 12, 2003. The Item reported was "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                  The Company filed a report on Form 8-K on February 21, 2003. The Item reported was "Item 9. Regulation FD Disclosure".

                  The Company filed a report on Form 8-K on March 3, 2003. The Item reported was "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                  The Company filed a report on Form 8-K on March 10, 2003. The Item reported was "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                  The Company filed a report on Form 8-K on April 8, 2003. The Item reported was "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  May 13, 2003                        Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  May 13, 2003                        Carl J. Hawk
                                           Controller

                                  CERTIFICATION

         I, George W. Henderson, III, Chief Executive Officer of Burlington Industries, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 29, 2003 of Burlington Industries, Inc.;

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

Date: May 13, 2003

BURLINGTON INDUSTRIES, INC.


By: /s/ George W. Henderson III
    ------------------------------
Name: George W. Henderson III
Title: Chief Executive Officer

                                  CERTIFICATION

         I, Charles E. Peters, Jr., Senior Vice President and Chief Financial Officer of Burlington Industries, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 29, 2003 of Burlington Industries, Inc.;

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

Date: May 13, 2003

BURLINGTON INDUSTRIES, INC.


By: Charles E. Peters, Jr.
    -------------------------------
Name:  Charles E. Peters, Jr.
Title: Senior Vice President and Chief Financial Officer