Form 10-Q
period 2003-06-28
BURLINGTON INDUSTRIES INC /DE/
filed 2003-08-06
CIK 870213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  [X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended         June 28, 2003
                                 ------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of August 1, 2003 there were outstanding 53,578,637 shares of Common Stock, par value $.01 per share, and 454,301 shares of Nonvoting Common Stock, par value $.01 per share, of the registrant.

                                  Part 1 - Financial Information
Item 1.    Financial Statements


              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                     Consolidated Statements of Operations
              (Amounts in thousands, except for per share amounts)

                                    Three       Three       Nine        Nine
                                   months      months      months      months
                                    ended       ended       ended       ended
                                  June 28,    June 29,    June 28,    June 29,
                                    2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net sales                       $   204,737 $   269,718 $   599,126 $   772,443
Cost of sales                       173,555     240,936     520,918     719,731
                                  ----------  ----------  ----------  ----------
Gross profit                         31,182      28,782      78,208      52,712
Selling, general and
  administrative expenses            21,912      24,508      65,043      77,497
Provision for doubtful accounts         523        (155)        383       3,583
Provision for restructuring/
  impairments                             0      12,086       7,335     145,738
                                  ----------  ----------  ----------  ----------
Operating income (loss) before
  interest and taxes                  8,747      (7,657)      5,447    (174,106)

Interest  expense  (contractual
  interest of $11,572 and $14,144
  for the three months ended
  June 28, 2003 and June 29, 2002,
  respectively, and $36,755 and
  $44,814 for the nine months ended
  June 28, 2003 and June 29, 2002,
  respectively)                       6,134       8,716      20,442      31,187
Equity in income of joint ventures     (274)       (682)     (1,563)     (1,419)
Other expense (income) - net           (153)     (1,592)       (868)     (2,906)
                                  ----------  ----------  ----------  ----------
Income (loss) before reorganization
  items and income taxes              3,040     (14,099)    (12,564)   (200,968)

Reorganization items                  4,799       5,092      13,370      19,902
                                  ----------  ----------  ----------  ----------
Loss before income taxes             (1,759)    (19,191)    (25,934)   (220,870)

Income tax expense (benefit):
  Current                             1,424      (3,122)      2,859     (50,062)
  Deferred                             (394)     (4,917)     (1,182)    (33,971)
                                  ----------  ----------  ----------  ----------
    Total income tax
     expense (benefit)                1,030      (8,039)      1,677     (84,033)

                                  ----------  ----------  ----------  ----------
Net loss                        $    (2,789)$   (11,152)$   (27,611)$  (136,837)
                                  ==========  ==========  ==========  ==========

Basic and diluted loss per
  common share                  $     (0.05)$     (0.21)$     (0.51)$     (2.57)

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                (Debtors-in-Possession as of November 15, 2001)
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     June 28,    September 28,
                                                       2003          2002
                                                   ------------  -------------
ASSETS
Current assets:
Cash and cash equivalents                        $     116,117 $      137,793
Short-term investments                                  22,064         26,828
Customer accounts receivable after
  deductions of $9,234 and $10,363 for the
  respective dates for doubtful accounts,
  discounts, returns and allowances                    111,680        118,115
Income taxes receivable                                      0         67,630
Sundry notes and accounts receivable                    11,617         13,174
Inventories                                            130,938        131,363
Prepaid expenses                                         6,689          5,238
                                                   ------------  -------------
    Total current assets                               399,105        500,141
Fixed assets, at cost:
Land and land improvements                              13,352         14,339
Buildings                                              225,832        227,453
Machinery, fixtures and equipment                      478,904        474,023
                                                   ------------  -------------
                                                       718,088        715,815
Less accumulated depreciation and amortization         405,239        380,862
                                                   ------------  -------------
    Fixed assets - net                                 312,849        334,953
Other assets:
Assets held for sale                                    15,644         21,533
Investments and receivables                             28,721         47,825
Intangibles and deferred charges                         4,992          9,111
                                                   ------------  -------------
    Total other assets                                  49,357         78,469
                                                   ------------  -------------
                                                 $     761,311 $      913,563
                                                   ============  =============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY  (DEFICIT)
Liabilities  not  subject to compromise:
Current liabilities:
Long-term debt - current                         $     379,617 $      464,617
Accounts payable - trade                                32,752         36,146
Sundry payables and accrued expenses                    41,918         68,831
Income taxes payable                                     2,008          2,024
Deferred income taxes                                   30,290         31,472
                                                   ------------  -------------
     Total current liabilities                         486,585        603,090
Other long-term liabilities                             43,254         57,058
                                                   ------------  -------------
     Total liabilities not subject to compromise       529,839        660,148
Liabilities subject to compromise                      365,432        366,145
                                                   ------------  -------------
     Total liabilities                                 895,271      1,026,293
Shareholders' equity (deficit):
Common stock issued                                        707            703
Capital in excess of par value                         888,102        887,116
Accumulated deficit                                   (831,797)      (804,186)
Accumulated other comprehensive income (loss)          (35,038)       (40,435)
Cost of common stock held in treasury                 (155,934)      (155,928)
                                                   ------------  -------------
     Total shareholders' equity (deficit)             (133,960)      (112,730)
                                                   ------------  -------------
                                                 $     761,311 $      913,563
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

                                                      Nine          Nine
                                                     months        months
                                                      ended         ended
                                                    June 28,      June 29,
                                                      2003          2002
                                                  ------------  ------------
Cash flows from operating activities:
Net loss                                       $      (27,611)$    (136,837)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization of fixed assets       31,572        40,637
   Provision for doubtful accounts                        383         3,583
   Amortization of intangibles and deferred
     debt expense                                       4,397         5,583
   Equity in income of joint ventures                  (1,563)       (1,419)
   Deferred income taxes                               (1,182)      (33,971)
   Gain on disposal of assets                            (712)         (777)
   Provision for restructuring/impairments              7,335       145,738
   Non-cash reorganization items                            0         3,577
   Changes in assets and liabilities:
      Customer accounts receivable - net                6,052        31,532
      Income taxes receivable                          67,630       (16,111)
      Sundry notes and accounts receivable             (1,998)       (3,020)
      Inventories                                         425        51,474
      Prepaid expenses                                 (1,451)       (3,746)
      Accounts payable and accrued expenses           (31,247)        7,137
   Change in income taxes payable                         (16)       (1,091)
   Other                                                5,299          (935)
                                                  ------------  ------------
        Total adjustments                              84,924       228,191
                                                  ------------  ------------
Net cash provided by operating activities              57,313        91,354
                                                  ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                 (9,920)       (8,341)
  Proceeds from sales of assets                        13,474        47,215
  Change in investments                                 2,457         2,014
                                                  ------------  ------------
Net cash provided by investing activities               6,011        40,888
                                                  ------------  ------------

Cash flows from financing activities:
  Repayments of long-term debt                        (85,000)     (111,889)
  Payment of financing fees                                 0        (5,142)
                                                  ------------  ------------
Net cash used by financing activities                 (85,000)     (117,031)
                                                  ------------  ------------

Net change in cash and cash equivalents               (21,676)       15,211
Cash and cash equivalents at beginning of period      137,793        87,473
                                                  ------------  ------------
Cash and cash equivalents at end of period     $      116,117 $     102,684
                                                  ============  ============

See notes to consolidated financial statements.

              BURLINGTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 (Debtors-in-Possession as of November 15, 2001)
                   Notes to Consolidated Financial Statements
                As of and for the nine months ended June 28, 2003

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

         On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, and (iv) any event of default having occurred and continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate (defined by reference to the agent's base commercial lending rate) plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below in Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. At June 28, 2003, there were no borrowings outstanding under the DIP Financing Facility and no utilization other than issuances of letters of credit, and the Company had approximately $81.0 million in unused capacity available under this facility. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and permanently reduce the commitment amount under the DIP Financing Facility.

         The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The Bankruptcy Court established July 22, 2002 as the "bar date" as of which all claimants were required to submit and characterize claims against the debtors. The Debtors are assessing the claims filed and their impact on the proposed plan of reorganization. The amount of the claims filed or to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

         The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The initial exclusive period of the Debtors to file a plan for reorganization expired on March 15, 2002; and subsequent rulings by the Bankruptcy Court have extended the Debtors' time to file and solicit acceptances of a plan or reorganization to May 31, 2003 and July 31, 2003, respectively. At a hearing on July 31, 2003, the Bankruptcy Court granted the Company's motion for a further extension of its exclusive periods, extending its exclusive period to file a plan of reorganization to September 30, 2003 and its exclusive period to solicit votes on a plan of reorganization to November 30, 2003.

         On February 11, 2003, the Debtors filed their joint plan of reorganization and related disclosure statement with the Bankruptcy Court. An amended plan and disclosure statement reflecting the Ross Agreement referred to below was filed on August 1; the Debtors intend to seek approval of the amended disclosure schedule at the Court hearing scheduled for August 25. If the Debtors fail to obtain an extension of the exclusive period or if the Debtors fail to obtain acceptance of their plan from the parties entitled to vote on the plan during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. The plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to the parties entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each class of parties entitled to vote, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation,
(ii) each class of parties entitled to vote has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any class of parties entitled to vote does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of parties entitled to vote if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness, the availability of the "cram down" provisions, and the possibility that the plan of reorganization will require the issuance of new common stock or common stock equivalents, thereby diluting current equity interests, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

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

         On April 1, 2003, the Bankruptcy Court extended the Company's period of exclusivity to solicit votes on its plan of reorganization through July 31, 2003 and, on April 4, 2003, approved bidding procedures for the Company to solicit offers to acquire the Company in an auction process. Under the approved bidding procedures, qualified bidders submitting qualified bids were entitled to participate in an auction for a sale of the Company as a whole or as part of a consortium bid for the whole Company. The Company retained the firms of Miller Buckfire Lewis Ying & Co., LLC and Dresdner Kleinwort Wasserstein, Inc. to assist it in soliciting bids under the auction procedures and evaluating bids as received.

         On July 25, 2003, the Company announced an agreement with WL Ross & Co. LLC by which Ross' $608.0 million acquisition proposal was designated as the highest and best of several bids received in the sale process in advance of the auction. The agreement contemplates the concurrent sale of the Company's Lees carpet business by Ross to Mohawk Industries, Inc. Following the auction on July 28, the Company announced that the purchase price in its July 25th acquisition agreement with W.L. Ross & Co. LLC had been increased from $608.0 million to a net amount equal to $614.0 million, subject to various adjustments.

         The Company presented the results of the auction to the Bankruptcy Court for approval on July 31, 2003. At the hearing, the Court indicated that it would not approve certain termination fee provisions in the Ross agreement. The Company and Ross thereafter agreed upon, and the Bankruptcy Court approved, certain revisions to the Ross agreement to eliminate the termination fee provisions. The Company estimates that the purchase price of $614.0 million will result in a return to unsecured creditors of approximately 41.5% to 42% per allowed claim amount and that secured creditors will be paid in full. These estimated amounts are based on various assumptions, and the actual amounts could be different. The closing of the transactions contemplated by the Ross acquisition agreement are subject to, and conditioned on, the confirmation of the Company's plan of reorganization.

         Since the Petition Date, the Debtors have conducted business in the ordinary course. Management believes that it has substantially completed the restructuring steps it has identified as necessary. During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22, 2002 "bar date" and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases have unfavorably affected the Debtors' results of operations and will continue to do so. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases. The discussions below under the captions "2001 Restructuring and Impairment" and "2002 Restructuring and Impairment" describe the actions the Company has taken to align manufacturing capacity with market demand and reorganize the manner in which it makes or services products to meet customer demand. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants under the DIP Financing Facility.

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

         While under the protection of Chapter 11, the Company has and will continue to sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of June 28, 2003 are identified below (in thousands):

         7.25% Notes Due 2005....................     $ 150,000
         7.25% Notes Due 2027....................       150,000
                                                      ---------
             Total long-term debt................       300,000

         Interest accrued on above debt..........         5,293
         Accounts payable........................        49,982
         Sundry payables and accrued expenses....        10,157
                                                     ----------
                                                      $ 365,432
                                                     ==========

         Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. During the 2002 fiscal year, the Company recognized a charge of $21.0 million associated with the Chapter 11 Cases. Approximately $4.0 million of this charge related to the non-cash write-off of the unamortized discount on the 7.25% Notes, the non-cash write-off of deferred financing fees associated with the unsecured debt classified as subject to compromise and termination costs related to derivative instruments in default as a result of the Chapter 11 Cases. In addition, the Company incurred $12.6 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $4.4 million has been recorded for service rendered through September 28, 2002 related to retention incentives. During the 2003 fiscal year, the Company has incurred $8.9 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $4.5 million has been recorded for service rendered through June 28, 2003 related to retention incentives.

         Following is unaudited condensed combined financial information of the Debtors as of and for the nine months ended June 28, 2003, and as of and for the fiscal year ended September 28, 2002 (in millions). The Debtor subsidiaries are wholly-owned subsidiaries of Burlington Industries, Inc. Separate condensed financial information for each of the Debtor subsidiaries are not presented because such financial information would not provide relevant material additional information to users of the consolidated financial statements of Burlington Industries, Inc. Intercompany receivables and payables of entities in reorganization proceedings are not material.

                                                      June 28,    September 28,
                                                        2003          2002
                                                    ------------  --------------

         Earnings data:
                  Revenue.............................  $  595.8       $  985.9
                  Gross profit........................     106.6          129.2
                  Net loss............................     (43.4)        (120.9)
         Balance sheet data:
                  Current assets......................  $  351.2       $  457.0
                  Noncurrent assets...................     430.6          464.3
                  Current liabilities.................     479.1          585.9
                  Noncurrent liabilities..............     401.3          396.3

Note B.

     With respect to interim quarterly financial data, which are unaudited, in the opinion of Management, all adjustments necessary to a fair statement, in all material respects, of the results for such interim periods have been included. All adjustments were of a normal recurring nature.

Note C.

     Accounts of certain international subsidiaries are included as of dates three months or less prior to that of the consolidated balance sheets. The June 28, 2003 consolidated balance sheet reflects the December 2002 quarter sale and disposal of certain insurance programs maintained by the Company's captive insurance subsidiary in Bermuda, including the sale of investments of $19.2 million and the commutation of insurance reserves of $22.7 million included in sundry payables and accrued expenses and other long-term liabilities as of September 28, 2002. The impact of these transactions on the consolidated statement of operations was not material.

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

Note E.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                    Three Months Ended     Nine Months Ended
                                  ---------------------- ----------------------
                                   June 28,    June 29,   June 28,   June 29,
                                     2003        2002       2003       2002
                                  ----------  ---------- ---------- ----------

Numerator:
  Net loss........................ $ (2,789)   $(11,152)  $(27,611)  $(136,837)
                                   ========    ========   =========  =========

Denominator:
  Denominator for basic and diluted
   earnings per share.............   53,856      53,277     53,764      53,168
                                   ========    ========    =======   =========

Weighted-average shares not
 included in the diluted earnings
 per share computations because
 they were antidilutive...........        -         392          -         392
                                   ========    ========    =======   =========

         During the first nine months of the 2003 fiscal year, outstanding shares changed due to the forfeiture of 136,149 shares of restricted nonvested stock, and the issuance of 391,812 vested shares related to the investment in Nano-Tex.

Note F.

 Inventories are summarized as follows (in thousands):

                                                         June 28,  September 28,
                                                           2003        2002
                                                         ---------  -----------
    Inventories at average cost:
        Raw materials................................    $   6,957  $   5,729
        Stock in process.............................       41,996     44,588
        Produced goods...............................       98,443     92,855
        Dyes, chemicals and supplies.................        9,554     10,118
                                                         ---------  ---------
                                                           156,950    153,290
        Less excess of average cost over LIFO........       26,012     21,927
                                                         ---------  ---------
            Total....................................    $ 130,938  $ 131,363
                                                         =========  =========

Note G.

         Comprehensive income (loss) totaled $(2,944,000) and $(11,241,000) for the three months ended June 28, 2003 and June 29, 2002, respectively, and $(22,214,000) and $(135,987,000) for the nine months ended June 28, 2003 and
June 29, 2002, respectively. The components of accumulated other comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                    June 28,   September 29,
                                                      2003           2002
                                                   -----------  -------------

  Foreign currency translation adjustments........   $   (613)     $   (604)
  Minimum pension liability adjustment............    (33,865)      (38,609)
  Unrealized gains (losses) on securities.........       (560)       (1,222)
                                                     --------      --------
                                                     $(35,038)     $(40,435)
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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation, which is required to be adopted in the Company's September 2003 quarter, requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is currently evaluating the effects of the issuance of the Interpretation, and the Company does not expect adoption of the Interpretation to have a material effect on its financial statements.

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

                                       Three Months Ended    Nine Months Ended
                                       ------------------  ---------------------
                                       June 28,  June 29,   June 28,   June 29,
                                         2003      2002      2003       2002
                                       --------- --------- ---------- ----------
                                               (Dollar amounts in millions)
Net sales
         Apparel Fabrics........        $   91.0 $  130.9  $  286.7   $ 376.9
         Interior Furnishings...            45.8     61.0     131.8     200.4
         Carpet.................            70.3     77.4     184.7     193.3
         Other..................             0.0      4.2       4.2      12.4
                                        -------- --------  --------   -------
                                           207.1    273.5     607.4     783.0
         Less:
          Intersegment sales....            (2.4)    (3.8)     (8.3)    (10.6)
                                        -------- --------  --------   -------
                                        $  204.7 $  269.7  $  599.1   $ 772.4
                                        ======== ========  ========   =======

Income (loss) before income taxes
         Apparel Fabrics........        $   (0.5)$   (4.2) $   (5.4)  $ (33.4)
         Interior Furnishings...             1.9      0.2       3.1     (10.1)
         Carpet.................            10.8     13.0      24.9      26.3
         Other..................            (0.3)    (0.5)     (1.2)     (2.1)
                                        -------- --------  --------   -------
           Total reportable
         segments............               11.9      8.5      21.4     (19.3)
         Corporate expenses.....            (3.0)    (3.4)     (7.1)     (7.7)
         Restructuring and
           impairment charges...             0.0    (12.1)     (7.3)   (145.7)
         Interest expense.......            (6.1)    (8.7)    (20.4)    (31.2)
         Other (expense)
           income - net.........             0.2      1.6       0.9       2.9
         Reorganization items...            (4.8)    (5.1)    (13.4)    (19.9)
                                        -------- --------- ---------  -------
                                        $   (1.8)$  (19.2) $  (25.9)  $(220.9)
                                        ======== ========  ========   =======

                                                     June 28,   September 28,
                                                       2003         2002
                                                     --------   ------------
Total Assets
         Apparel Fabrics........                     $  395.9    $  421.5
         Interior Furnishings...                         96.4       106.1
         Carpet.................                        112.3       112.4
         Other..................                         12.2        39.2
         Corporate..............                        144.5       234.4
                                                     --------    --------
                                                     $  761.3    $  913.6
                                                     ========    ========

         Intersegment net sales for the three months ended June 28, 2003 and June 29, 2002 were primarily attributable to Apparel Fabrics segment sales of $2.8 million and $3.0 million, respectively. Intersegment net sales for the nine months ended June 28, 2003 and June 29, 2002 were primarily attributable to Apparel Fabrics segment sales of $8.1 million and $8.2 million, respectively. Assets decreased in the "Other" category primarily due to the sale of investment securities in conjunction with the commutation of insurance liabilities by the Company's captive insurance subsidiary, and corporate assets declined primarily due to the use of cash to repay debt of $85.0 million.

Note J.

2001 Restructuring and Impairment

         During the September quarter of 2001, management adopted a plan to further reduce capacities and focus on value-added products in the global supply chain. Outside factors, including a continuing flood of low-cost and often subsidized foreign imports and a slowdown in consumer spending have hit the textile industry hard. Imports have been growing rapidly for many years, but since 1999, the volume of imported apparel had grown at five times the rate of consumption, squeezing out U.S.-made products. The major elements of the plan included:

         (1) Realignment of operating capacity. During the September 2001 quarter, the Company reduced operations by closing a plant in Mexico and moving its production to an underutilized facility, also in Mexico, and reducing operations at the facilities in Clarksville, Virginia and Stonewall, Mississippi. The Company offered for sale and further reduced or realigned capacity by closing two older plants in Mexico in the first quarter of fiscal year 2002 (net sales of $22.0 million and net operating loss of $7.1 million in fiscal year 2001), and by reducing operations at the Hurt, Virginia facility.

         (2) Elimination of unprofitable business. The former CasualWear segment sold its garment-making business in Aguascalientes, Mexico during the June 2002 quarter. Net sales and net operating loss for this business in fiscal year 2001 were $61.8 million and $6.3 million, respectively.

         (3) Reduction of overhead. The Company analyzed administrative and staff positions throughout the Company, and identified a number of opportunities to consolidate and reduce cost. This resulted in job reductions in division and corporate staff areas during the 2002 fiscal year.

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

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $58.1 million, as adjusted by $9.6 million in the 2002 fiscal year and $0.2 million in the 2003 fiscal year. The components of the 2001 restructuring and impairment charge included the establishment of a $8.5 million reserve for severance benefit payments, write-downs for impairment of $45.1 million related to long-lived assets resulting from the restructuring (including $22.5 million related to foreign currency translation adjustments for the planned liquidation of Mexican assets) and a reserve of $4.5 million for lease cancellation and other exit costs.

         Following is a summary of activity in the related 2001 restructuring reserves (in millions):

                                                                 Lease
                                                             Cancellations
                                                 Severance     and Other
                                                 Benefits      Exit Costs
                                                 ---------   -------------
         September 2001 restructuring charge...   $ 10.0       $   6.9
         Payments..............................     (1.1)            -
                                                  ------       -------
         Balance at September 29, 2001.........      8.9           6.9
         Payments..............................     (5.7)         (4.9)
         Adjustments...........................     (1.5)         (1.9)
                                                  ------       --------
         Balance at September 28, 2002.........      1.7           0.1
         Payments..............................     (0.1)          0.5
         Adjustments...........................        -          (0.5)
                                                  ------       --------
         Balance at December 28, 2002..........      1.6           0.1
         Payments..............................        -             -
                                                  ------       --------
         Balance at March 29, 2003.............      1.6           0.1
         Payments..............................     (1.0)         (0.1)
                                                  ------       -------
         Balance at June 28, 2003..............   $  0.6       $     -
                                                  ======       =======

         Other expenses related to the 2001 restructuring (including losses on accounts receivable and inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) are charged to operations as incurred. Through June 28, 2003, $1.2 million and $5.8 million of such costs have been incurred and charged to operations during the 2002 and 2001 fiscal years, respectively, consisting primarily of losses on accounts receivable and inventories.

2002 Restructuring and Impairment

         During the March 2002 quarter, management announced a comprehensive reorganization of its apparel fabrics and interior furnishings groups. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions made it necessary to further reduce U.S. capacity. This reorganization is part of the Company's initiatives to transition and modify its business model in order to better serve its customers' expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

         The major elements of the reorganization included:

         (1) Unified sales and marketing - All apparel products will be marketed and sold under one organization, "Burlington WorldWide", instead of its previous divisional structure.

         (2) Acceleration of product sourcing - The Company intends to complement the product offerings of its manufacturing base with sourced products from mills located in other countries. It is anticipated that many of these products will be made using technology licensed by Nano-Tex, LLC. Burlington Worldwide is attempting to put in place a coordinated network of domestic and international resources to enable the Company to offer a broader range of fabrics to its customers and deliver them to points of assembly worldwide.

         (3) Rationalization its manufacturing base - The Company has reduced its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization resulted in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions have occurred at the Raeford, North Carolina plant, and company-wide overhead reductions have taken place.

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

         This plan resulted in a pre-tax charge for restructuring, asset write-downs and impairment of $180.2 million, as adjusted by $4.9 million in the first quarter of fiscal year 2003 and $1.5 million in the second quarter of fiscal year 2003. The components of the 2002 restructuring and impairment charge included the establishment of a $12.8 million reserve for severance benefit payments, write-downs for impairment of $138.1 million related to long-lived assets resulting from the restructuring, a loss provision of $28.1 million related to the sale of the consumer products and upholstery businesses, and a reserve of $1.2 million for lease cancellation and other exit costs expected to be paid through December 2003. Although these lease cancellation costs have been reserved for, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. Also, the Company recorded additional pre-tax restructuring charges of $0.7 million and $0.9 million in fiscal year 2003 and 2002, respectively, primarily related to impairment write-downs of long-lived assets in the apparel fabrics business identified in the 2000 and 1999 restructuring plans.

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                 Lease
                                                             Cancellations
                                                Severance      and Other
                                                 Benefits      Exit Costs
                                                ---------    -------------

         2002 restructuring charge.............   $ 12.1      $    1.1
         Payments..............................     (7.0)         (0.2)
                                                  ------      --------
         Balance at September 28, 2002.........      5.1           0.9
         Payments..............................     (2.5)         (0.1)
         Adjustments...........................      0.7           0.1
                                                  ------       --------
         Balance at December 28, 2002..........      3.3           0.9
         Payments..............................     (1.4)         (0.3)
                                                  ------       -------
         Balance at March 29, 2003.............      1.9           0.6
         Payments..............................     (1.3)         (0.1)
                                                  ------       -------
         Balance at June 28, 2003..............   $  0.6       $   0.5
                                                  ======       =======

         Other  estimated  expenses  of  $32-34  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through June 28, 2003, $7.8 million and $23.8 million of such costs have been incurred and charged to operations during the 2003 and 2002 fiscal year, respectively.

         Assets that have been sold, or are held for sale at June 28, 2003 and are no longer in use, were written down to their estimated fair values less costs of sale. At June 28, 2003, assets held for sale consisted of real estate of $15.6 million. The Company is actively marketing the affected real estate. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate included in Assets Held for Sale will be completed by December 2003. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Note K.

         The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of U.S. and foreign losses with no tax benefits, tax rate differences on foreign transactions and changes in the valuation allowance. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through June 28, 2003, the Company has applied for and received income tax refunds under these changes of $103.2 million. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. Such actions included the transfer of $13.7 million of cash to a trust to restrict these funds for the sole benefit of creditors of the subsidiary that owned these assets. These, and other actions, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and operating losses to offset remaining income in the 5-year carryback period (resulting in a portion of the tax refund previously disclosed). The Company also has a tax loss carryforward of approximately $250 million for federal income tax purposes, which could be realized in years subsequent to 2003 to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management's opinion that it is more likely than not that some portion of the deferred tax assets created by these carryforwards will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established. Operating loss and tax credit carryforwards with related tax benefits of $30.0 million (net of $79.1 million valuation allowance) at June 28, 2003 and $23.9 million (net of $65.9 million valuation allowance) at September 28, 2002 expire from 2003 to 2023.

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition

Proceedings Under Chapter 11 of the Bankruptcy Code

         On November 15, 2001, the Company and certain of its domestic subsidiaries (referred to herein as the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. For further discussion of the Chapter 11 Cases and the execution of an acquisition agreement resulting from a Bankruptcy Court-approved auction process, see Note A of the Notes to the Consolidated Financial Statements. Management believes that it has substantially completed the restructuring steps it has identified as necessary. The Debtors have filed an amended plan of reorganization incorporating the provisions of the Ross acquisition agreement and intend to seek Bankruptcy Court approval of the related amended disclosure statement on August 25, 2003. If the Bankruptcy Court approves the disclosure statement, the Debtors will seek the requisite acceptance of the plan by parties entitled to vote on the plan and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

         During the pendency of the Chapter 11 Cases, the Debtors have engaged in the process of selling certain assets by court order and pursuant to certain sale procedures approved by the Bankruptcy Court, and the Debtors have engaged in the process of settling certain liabilities pursuant to certain settlement procedures approved by the Bankruptcy Court. The Debtors are in the process of reviewing claims submitted as of the July 22, 2002 "bar date" and continuing to evaluate executory contracts and unexpired leases. To date, the Debtors have rejected certain real property leases and other executory contracts that are not necessary for operation of the business going forward. The administrative and reorganization expenses resulting from the Chapter 11 Cases have unfavorably affected the Debtors' results of operations and will continue to do so. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

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

Results Of Operations

2002 Restructuring and Impairment

         During the March 2002 quarter, management announced a comprehensive reorganization of its apparel fabrics and interior furnishings groups. Continued pressures from foreign imports coupled with slowing and uncertain economic conditions made it necessary to further reduce U.S. capacity. This reorganization is part of the Company's initiatives to transition and modify its business model in order to better serve its customers' expanding needs in the global supply chain and restructure the Company under Chapter 11 of the U.S. Bankruptcy Code.

         The major elements of the reorganization included:

         (1) Unified sales and marketing - All apparel products will be marketed and sold under one organization, "Burlington WorldWide", instead of its previous divisional structure.

         (2) Acceleration product sourcing - The Company intends to complement the product offerings of its manufacturing base with sourced products from mills located in other countries. It is anticipated that many of these products will be made using technology licensed by Nano-Tex, LLC. Burlington Worldwide is attempting to put in place a coordinated network of domestic and international resources to enable the Company to offer a broader range of fabrics to its customers and deliver them to points of assembly worldwide.

         (3) Rationalization its manufacturing base - The Company has reduced its U.S. manufacturing base for apparel fabrics in response to slowing economic conditions and continued import competition. This reorganization resulted in the sale or closing of plants in four locations, which include Mount Holly, North Carolina; Stonewall, Mississippi; Halifax, Virginia; and Clarksville, Virginia. Additional capacity reductions have occurred at the Raeford, North Carolina plant, and company-wide overhead reductions have taken place.

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

         Following is a summary of activity in the related 2002 restructuring reserves (in millions):
                                                                 Lease
                                                             Cancellations
                                                 Severance     and Other
                                                 Benefits      Exit Costs
                                                 ---------   -------------

         2002 restructuring charge.............   $ 12.1      $    1.1
         Payments..............................     (7.0)         (0.2)
                                                  ------      --------
         Balance at September 28, 2002.........      5.1           0.9
         Payments..............................     (2.5)         (0.1)
         Adjustments...........................      0.7           0.1
                                                  ------       --------
         Balance at December 28, 2002..........      3.3           0.9
         Payments..............................     (1.4)         (0.3)
                                                  ------       -------
         Balance at March 29, 2003.............      1.9           0.6
         Payments..............................     (1.3)         (0.1)
                                                  ------       -------
         Balance at June 28, 2003..............   $  0.6       $   0.5
                                                  ======       =======

         Other  estimated  expenses  of  $32-34  million  related  to  the  2002 restructuring (including losses on inventories of discontinued styles, relocation of employees and equipment, and plant carrying and other costs) have been or will be charged to operations as incurred. Through June 28, 2003, $7.8 million and $23.8 million of such costs have been incurred and charged to operations during the 2003 and 2002 fiscal year, respectively.

         Assets that have been sold, or are held for sale at June 28, 2003 and are no longer in use, were written down to their estimated fair values less costs of sale. At June 28, 2003, assets held for sale consisted of real estate of $15.6 million. The Company is actively marketing the affected real estate. The active plan to sell the assets includes the preparation of a detailed property marketing package to be used in working with real estate brokers and other channels, including other textile companies, the local Chambers of Commerce and Economic Development and the State Economic Development Department. The Company anticipates that the divestitures of real estate included in Assets Held for Sale will be completed by December 2003. However, the actual timing of the disposition of these properties may vary due to their locations and market conditions. The Bankruptcy Court has approved certain procedures that allow the Debtors to consummate asset sales that occur outside of the ordinary course of business.

Overview

         The restructuring steps and operational changes instituted by the Company since 2000 have improved the Company's results of operations and increased financial flexibility. However, the Company's performance in the first three fiscal quarters of the current year has been negatively impacted by a number of factors, including slow economic conditions generally and slow retail apparel sales specifically, exacerbated by the conflict with Iraq and other geopolitical uncertainty, continued rapid growth in imports, and as specifically relates to the Company, cautiousness in its customer base caused by the continuing uncertainty as to the outcome of the ownership of the Company. These conditions continued to negatively impact the Company's performance in the current quarter and could persist in periods beyond the quarter's end. Accordingly, there necessarily can be no assurance as to the Company's future prospects, particularly in the short and intermediate terms.

Comparison of Three Months ended June 28, 2003 and June 29, 2002.

         NET SALES: Net sales for the third quarter of the 2003 fiscal year were $204.7 million, 24.1% lower than the $269.7 million recorded for the third quarter of the 2002 fiscal year, partially due to planned volume reductions resulting from restructuring actions. Export sales totaled $27.0 million and $30.7 million in the fiscal 2003 and 2002 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the third quarter of the 2003 fiscal year were $91.0 million, 30.5% lower than the $130.9 million recorded in the third quarter of the 2002 fiscal year. This decrease was due primarily to 33.5% lower volume, primarily due to planned capacity reductions resulting from restructuring actions, offset by 3.0% higher selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the third quarter of the 2003 fiscal year were $45.8 million, 24.9% lower than the $61.0 million recorded in the third quarter of the 2002 fiscal year. This sales reduction included $9.8 million due to the sale of the consumer products businesses in June 2002. The remaining decrease was primarily due to 20.0% lower volume, offset by 2.7% higher selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the third quarter of the 2003 fiscal year were $70.3 million, 9.2% lower than the $77.4 million recorded in the third quarter of the 2002 fiscal year. This decrease was primarily due to 9.3% lower volume, offset by 0.1% higher selling prices and product mix. The Company believes that lower sales volume was principally due to corporate business customers' budget reductions or postponements of projects.

         Other: Net sales of other segments for the third quarter of the 2003 fiscal year were $0.0 million compared to $4.2 million recorded in the third quarter of the 2002 fiscal year. This decrease was primarily due to the closing of the transportation business in February 2003.

         SEGMENT INCOME (LOSS): Total reportable segment income for the third quarter of the 2003 fiscal year was $11.9 million compared to $8.5 million for the third quarter of the 2002 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the third quarter of the 2003 fiscal year was $(0.5) million compared to $(4.2) million recorded for the third quarter of the 2002 fiscal year. This improvement was due primarily to $12.5 million improvement in manufacturing performance attributable to restructuring and $2.1 million higher margins due to selling price and product mix, partially offset by $6.1 million lower margins due to reduced volume, $1.0 million due to higher selling, general and administrative expenses and bad debt expense, $0.4 million lower equity earnings from joint ventures, and $3.4 million of higher raw material costs.

         Interior Furnishings: Income of the interior furnishings products segment for the third quarter of the 2003 fiscal year was $1.9 million compared to $0.2 million recorded for the third quarter of the 2002 fiscal year. This improvement was due primarily to $4.8 million of improved manufacturing performance and $2.7 million lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, partially offset by $5.3 million lower margins due to reduced volume resulting from the disposition of the consumer products businesses, $0.3 million higher bad debt expense, and $0.2 million higher raw material costs.

         Carpet: Income of the Carpet segment for the third quarter of the 2003 fiscal year was $10.8 million compared to $13.0 million recorded for the third quarter of the 2002 fiscal year. This decrease was due primarily to $1.5 million lower margins due to reduced volume, $1.4 million higher raw material costs and $0.5 million of higher selling, general and administrative expenses, partially offset by $1.2 million improvement in manufacturing performance.

         Other: Loss of other segments for the third quarter of the 2003 fiscal year was $(0.3) million compared to $(0.5) million recorded for the third quarter of the 2002 fiscal year. This resulted primarily from the absence of losses in a disposed insurance business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $3.0 million for the third quarter of the 2003 fiscal year compared to $3.4 million for the third quarter of the 2002 fiscal year.

         OPERATING  INCOME (LOSS) BEFORE  INTEREST AND TAXES:  Operating  income
(loss) before interest and taxes for the third quarter of the 2003 fiscal year was $8.7 million compared to $(7.7) million for the third quarter of the 2002 fiscal year. Operating income (loss) before interest and taxes included a provision for restructuring and impairment of $12.1 million for the third quarter of the 2002 fiscal year.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the third quarter of the 2003 fiscal year was $6.1 million, or 3.0% of net sales, compared with $8.7 million, or 3.2% of net sales, in the third quarter of the 2002 fiscal year. The decrease was mainly attributable to lower borrowing levels and lower interest rates.

         OTHER EXPENSE (INCOME): Other income for the third quarter of the 2003 fiscal year was $0.2 million, consisting principally of interest income. Other income for the third quarter of the 2002 fiscal year was $1.6 million, consisting principally of interest income of $0.7 million and gains on the disposal of assets of $0.9 million.

         REORGANIZATION ITEMS: During the third quarter of the 2003 fiscal year, the Company recognized a net pre-tax charge of $4.8 million associated with the Chapter 11 Cases. The Company incurred $3.3 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $1.5 million was recorded for service rendered for the period related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax expense (benefit) of $1.0 million was recorded for the third quarter of the 2003 fiscal year in comparison with $(8.0) million for the third quarter of the 2002 fiscal year. The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of U.S. and foreign losses with no tax benefits, tax rate differences on foreign transactions, changes in the valuation allowance, and the favorable tax treatment of export sales from the exclusion for extraterritorial income under section 114 of the Internal Revenue Code. The change in the valuation allowance for both the 2003 and 2002 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized (see "Liquidity and Capital Resources" below).

         NET LOSS AND LOSS PER SHARE: Net loss for the third quarter of the 2003 fiscal year of $(2.8) million, or $(0.05) per share, included a net charge of $(0.09) per share related to reorganization items. Net loss for the third quarter of the 2002 fiscal year of $(11.2) million, or $(0.21) per share, included a net charge of $(0.14) per share related to restructuring costs and $(0.06) per share related to reorganization items. The Company believes that earnings per share data are not meaningful in the Company's circumstances.

Comparison of Nine Months ended June 28, 2003 and June 29, 2002.

         NET SALES: Net sales for the first nine months of the 2003 fiscal year were $599.1 million, 22.4% lower than the $772.4 million recorded for the first nine months of the 2002 fiscal year, partially due to planned volume reductions resulting from restructuring actions. Export sales totaled $85.0 million and $93.2 million in the fiscal 2003 and 2002 periods, respectively.

         Apparel Fabrics: Net sales for the Apparel Fabrics segment for the first nine months of the 2003 fiscal year were $286.7 million, 23.9% lower than the $376.9 million recorded in the first nine months of the 2002 fiscal year. This decrease was due primarily to 28.3% lower volume, primarily due to planned reductions resulting from restructuring actions, offset by 4.4% higher selling prices and product mix.

         Interior Furnishings: Net sales of products for interior furnishings markets for the first nine months of the 2003 fiscal year were $131.8 million, 34.2% lower than the $200.4 million recorded in the first nine months of the 2002 fiscal year. This sales reduction included $55.3 million due to the sale of the consumer products businesses in June 2002. The remaining decrease was primarily due to 18.3% lower volume, offset by 3.8% higher selling prices and product mix.

         Carpet: Net sales for the Carpet segment for the first nine months of the 2003 fiscal year were $184.7 million, 4.4% lower than the $193.3 million recorded in the first nine months of the 2002 fiscal year. This decrease was primarily due to 5.3% lower volume, partially offset by 0.9% higher selling prices and product mix. The Company believes that lower sales volume was principally due to corporate business customers' budget reductions or postponements of projects.
         Other: Net sales of other segments for the first nine months of the 2003 fiscal year were $4.2 million compared to $12.4 million recorded in the first nine months of the 2002 fiscal year. This decrease was primarily due to decreased revenues in the transportation business that was closed in February 2003.

         SEGMENT INCOME (LOSS): Total reportable segment income for the first nine months of the 2003 fiscal year was $21.4 million compared to a loss of $(19.3) million for the first nine months of the 2002 fiscal year.

         Apparel Fabrics: Loss of the Apparel Fabrics segment for the first nine months of the 2003 fiscal year was $(5.4) million compared to $(33.4) million recorded for the first nine months of the 2002 fiscal year. This improvement was due primarily to $16.2 million higher margins due to selling price and product mix, $22.4 million improvement in manufacturing performance due to restructuring, $2.7 million due to lower selling, general and administrative expenses resulting from restructuring and cost reduction programs, $0.9 million lower bad debt expense, and $0.1 million higher equity earnings from joint ventures, partially offset by $8.2 million lower margins due to reduced volume and $6.1 million of higher raw material costs.

         Interior  Furnishings:   Income  (loss)  of  the  interior  furnishings
products segment for the first nine months of the 2003 fiscal year was $3.1 million compared to $(10.1) million recorded for the first nine months of the 2002 fiscal year. This improvement was due primarily to $19.3 million of improved manufacturing performance resulting from restructuring, $9.2 million lower selling, general and administrative expenses resulting from restructuring and cost reduction programs and $1.9 million lower bad debt expense, partially offset by $16.8 million lower margins due to reduced volume resulting from the disposition of the consumer products businesses and $0.4 million higher raw material costs.

         Carpet: Income of the Carpet segment for the first nine months of the 2003 fiscal year was $24.9 million compared to $26.3 million recorded for the first nine months of the 2002 fiscal year. This decrease was due primarily to $1.8 million lower margins due to reduced volume, $1.4 million higher raw material costs and $0.1 million of higher selling, general and administrative expenses, partially offset by $1.9 million improvement in manufacturing performance.

         Other: Loss of other segments for the first nine months of the 2003 fiscal year was $(1.2) million compared to $(2.1) million recorded for the first nine months of the 2002 fiscal year. This resulted primarily from the absence of losses in a disposed insurance business.

         CORPORATE EXPENSES: General corporate expenses not included in segment results were $7.1 million for the first nine months of the 2003 fiscal year compared to $7.7 million for the first nine months of the 2002 fiscal year.

         OPERATING  INCOME (LOSS) BEFORE  INTEREST AND TAXES:  Operating  income
(loss) before interest and taxes for the first nine months of the 2003 fiscal year was $5.4 million compared to $(174.1) million for the first nine months of the 2002 fiscal year. Operating income (loss) before interest and taxes included provisions for restructuring and impairment of $7.3 million and $145.7 million for the first nine months of the 2003 and 2002 fiscal years, respectively.

         INTEREST EXPENSE: Subsequent to the Petition Date, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense for the first nine months of the 2003 fiscal year was $20.4 million, or 3.4% of net sales, compared with $31.2 million, or 4.0% of net sales, in the first nine months of the 2002 fiscal year. The decrease was mainly attributable to the Chapter 11 Cases (contractual interest expense would have been $36.8 million and $44.8 million, respectively), lower borrowing levels and lower interest rates.

         OTHER EXPENSE (INCOME): Other income for the first nine months of the 2003 fiscal year was $0.9 million, consisting principally of interest income of $0.2 million and net gains on the disposal of assets of $0.7 million. Other income for the first nine months of the 2002 fiscal year was $2.9 million, consisting principally of interest income of $2.0 million and gains on the disposal of assets of $0.9 million.

         REORGANIZATION ITEMS: During the first nine months of the 2003 fiscal year, the Company recognized a net pre-tax charge of $13.4 million associated with the Chapter 11 Cases. The Company incurred $8.9 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, and $4.5 million was recorded for service rendered for the period related to retention incentives that were approved by the Bankruptcy Court on January 17, 2002.

     INCOME TAX EXPENSE (BENEFIT): Income tax expense (benefit) of $1.7 million was recorded for the first nine months of the 2003 fiscal year in comparison with $(84.0) million for the first nine months of the 2002 fiscal year. The total income tax expense (benefit) for the 2003 and 2002 periods is different from the amounts obtained by applying statutory rates to loss before income taxes primarily as a result of U.S. and foreign losses with no tax benefits, tax rate differences on foreign transactions, changes in the valuation allowance, and the favorable tax treatment of export sales from the exclusion for extraterritorial income under section 114 of the Internal Revenue Code. The change in the valuation allowance for both the 2003 and 2002 periods relate to deferred tax assets on net operating loss (NOL) carryforwards. It is management's opinion that it is more likely than not that some portion of the deferred tax asset will not be recognized (see "Liquidity and Capital Resources" below).

         NET LOSS AND LOSS PER SHARE: Net loss for the first nine months of the 2003 fiscal year of $(27.6) million, or $(0.51) per share, included a net charge of $(0.14) per share related to restructuring costs and $(0.25) per share related to reorganization items. Net loss for the first nine months of the 2002 fiscal year of $(136.8) million, or $(2.57) per share, included a net charge of $(1.70) per share related to restructuring costs and $(0.23) per share related to reorganization items. The Company believes that earnings per share data are not meaningful in the Company's circumstances.

Liquidity and Capital Resources

         On November 15, 2001, the Company filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal year 2003. See Note A of the Notes to Consolidated Financial Statements.

         During the first nine months of the 2003 fiscal year, the Company generated $57.3 million of cash from operating activities and $15.9 million from sales of assets and other investing activities. Cash was primarily used for debt repayments of $85.0 million and capital expenditures of $9.9 million. At June 28, 2003, total debt of the Company not subject to compromise was $379.6 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $116.1 million. At September 28, 2002, total debt of the Company not subject to compromise was $464.6 million, total debt subject to compromise was $300.0 million, and cash on hand totaled $137.8 million.

         During the first nine months of the 2003 fiscal year, investment in capital expenditures totaled $9.9 million, compared to $8.3 million during the first nine months of the 2002 fiscal year. The Company anticipates that the level of capital expenditures for fiscal year 2003 will total approximately $15 million, and under its DIP Financing Facility discussed below, cannot exceed $20 million.

         The Company  maintains,  and plans to continue to  maintain,  a defined benefit pension plan ("Retirement System") and a defined contribution 401(k) plan, both of which require cash contributions from the Company. The value of the Retirement System's assets has fallen significantly as a result of benefit payments and market conditions, and is presently below the accumulated benefit obligation, resulting in the recognition of a non-cash minimum pension liability adjustment of $33.9 million as a reduction of shareholders' equity (deficit) as of June 28, 2003. In addition, because of the number of terminations arising from the Company's ongoing downsizing of its workforce and the nearly universal selection of lump sum payouts by participants, outflow of funds has been higher than it had been historically. To address this shortfall, the Company has made in the last two years the maximum allowable tax deductible cash contributions to the Retirement System. As a condition of the closing of transactions envisioned by the acquisition agreement entered into on July 25, 2003, the Company agreed to amend, and has amended, the System to provide that after September 30, 2003, no new participants will be admitted to the System and no additional contributions will be permitted to be made by participants after that date. These changes will reduce over time the cash contributions required of the Company to fund the obligations of this plan. The Company expects that it will recognize a curtailment gain in the September 2003 quarter and, subsequently, pension expense will be significantly reduced. Also, the minimum pension liability adjustment could be significantly reduced or eliminated as a result of the amendment. The amount of these adjustments are not known at this time due to the complexity of the required actuarial calculations, but such amounts could have a material impact on the Company's financial statements. Cash contributions to the Retirement System and 401(k) Plans were $12.9 million and $6.2 million for the 2002 fiscal year, and are estimated to be $12.3 million and $5.0 million for the 2003 fiscal year. Market value declines of Retirement System assets may result in the recognition of higher pension costs in near term periods.

         The June 28, 2003 consolidated balance sheet reflects the December 2002 quarter sale and disposal of certain insurance programs maintained by the Company's captive insurance subsidiary in Bermuda, including the sale of investments of $19.2 million and the commutation of insurance reserves of $22.7 million included in sundry payables and accrued expenses and other long-term liabilities as of September 28, 2002.

         Tax matters. The Company's results of operations and cash position for the current period and fiscal year 2002 have been, and for future years, may be, materially affected by certain changes in U.S. income tax laws and by actions that the Company has taken or is planning to take. The Job Creation and Worker Assistance Act of 2002 changed, for tax years 2001 and 2002, the federal income tax net operating loss carryback period from 2 to 5 years. Through June 28, 2003, the Company has applied for and received income tax refunds under these changes of $103 million. As part of its strategic realignment of assets and business restructuring announced in January 2002, the Company terminated its domestic denim manufacturing operations and closed its Stonewall, Mississippi and Mt. Holly, North Carolina plants. These actions, coupled with the associated indebtedness of the subsidiary in which such business operated, resulted in a deduction for tax purposes only of approximately $303 million. The Company used this tax deduction and operating losses to offset remaining income in the 5-year carryback period (resulting in a portion of the tax refund previously disclosed). After utilization of the carryback provisions, the Company has a tax loss carryforward of approximately $250 million for federal income tax purposes, which could be realized in years subsequent to 2003 to the extent of taxable income in such years. There can be no assurances that such deduction will be successfully utilized as described for a number of reasons, including limitations imposed upon such use following emergence by companies in Chapter 11 reorganization. It is management's opinion that it is more likely than not that some portion of the deferred tax assets created by these carryforwards will not be realized, and in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance has been established.

         DIP Financing Facility. On December 12, 2001, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a debtor-in-possession financing facility (the "DIP Financing Facility") with JPMorgan Chase Bank and a syndicate of financial institutions, and to grant first priority mortgages, security interests, liens (including priming liens), and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the original terms of the DIP Financing Order, a $190.0 million revolving credit facility, including up to $50.0 million for postpetition letters of credit, was available to the Company until the earliest of (i) November 15, 2003, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Final DIP Financing Order, and (iv) any event of default having occurred and continuing under the DIP Financing Facility. Effective September 28, 2002, the Company elected to reduce the commitment amount under the DIP Financing Facility to $100.0 million. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.0% per annum, or the Alternate Base Rate plus 2.0%. In addition, there is an unused commitment fee of 0.50% on the unused commitment and a letter of credit fee of 3.0% per annum on letters of credit outstanding. The DIP Financing Facility is secured by, in part, the receivables that formerly secured the Receivables Facility described below. On November 16, 2001, the Company borrowed $95.0 million under an Interim DIP Financing Facility principally in order to repay all loans and accrued interest related to such Receivables Facility, as well as certain other financing fees. The documentation evidencing the DIP Financing Facility contains financial covenants requiring the Company to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization items ("EBITDA"), as defined. In addition, the DIP Financing Facility contains covenants applicable to the Debtors, including limiting the incurrence of additional indebtedness and guarantees thereof, the creation of liens and other encumbrances on properties, the making of investments or acquisitions, the sale or other disposition of property or assets, the making of cash dividend payments, the making of capital expenditures beyond certain limits, and entering into certain transactions with affiliates. In addition, proceeds from sales of certain assets must be used to repay specified borrowings and upon repayment permanently reduce the commitment amount under the Facility. The financial reporting charges and cash costs of such actions have required the Company to enter into amendments of certain of the covenants and other provisions under the DIP Financing Facility. In September 2002, the Bankruptcy Court also approved changes to the DIP Financing Facility to allow the Company to increase asset sales subject to a specified application of sale proceeds and to make a cash payment with respect to the principal amount of loans owing to the pre-petition secured lenders (see "2000 Bank Credit Agreement" below). At August 1, 2003, there were no borrowings outstanding under the DIP Financing Facility other than issuances of letters of credit, and the Company had approximately $81.0 million in unused capacity available under this Facility.

         2000 Bank Credit Agreement. On December 5, 2000, the Company entered into a secured amended bank credit agreement ("2000 Bank Credit Agreement") which amended and extended an earlier unsecured revolving credit facility. The 2000 Bank Credit Agreement consists of a total revolving credit facility commitment amount of $525.0 million revolving credit facility that provided for the issuance of letters of credit by the fronting bank in an outstanding aggregate face amount not to exceed $75.0 million, and provided short-term overnight borrowings up to $30.0 million, provided that at no time shall the aggregate principal amount of revolving loans and short-term borrowings, together with the aggregate face amount of such letters of credit issued, exceed the total facility commitment amount. Loans under the 2000 Bank Credit Agreement bear interest at floating rates based on the Adjusted Eurodollar Rate plus 3.25%. In addition, the Company paid an annual commitment fee of 0.50% on the unused portion of the facility. Prior to the Petition Date, the Company was not in compliance with certain financial covenants under the 2000 Bank Credit Agreement, during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance. As a result of the circumstances confronting the Company, the Debtors filed the Chapter 11 Cases. The Bankruptcy Court has approved the payment of all interest and fees under the 2000 Bank Credit Agreement incurred subsequent to November 15, 2001. In addition, the DIP Financing Order requires that 50% of the first $25 million of proceeds from sales of certain assets be used to repay specified borrowings under the 2000 Bank Credit Agreement. The Company has applied $12.5 million of asset sale proceeds to reduce borrowings under the 2000 Bank Credit Agreement in full satisfaction of this requirement. In addition, the Company made further cash payments of $33.7 million of principal amount on September 30, 2002 and $1.3 million of principal amount on April 8, 2003 pursuant to Bankruptcy Court approved motions. Pursuant to an order of the Bankruptcy Court entered April 30, 2003, the Company has repaid an additional $50.0 million of principal amount under the 2000 Bank Credit Agreement plus accrued interest, and extended adequate protection to a pre-petition issuer of certain interest rate protection and foreign exchange agreements aggregating approximately $2.9 million.

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

         As a result of the Chapter 11 Cases, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until the amended plan of reorganization has been confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases. The Company's capital requirements after reorganization will necessarily depend on the terms of the reorganization and, as such, cannot be determined at this time.


Legal and Environmental Contingencies

         The Company and its subsidiaries have sundry claims, environmental claims and other lawsuits pending against them, and also have certain guarantees of debt of equity investees ($8.8 million at June 28, 2003) that were made in the ordinary course of business. The Company makes provisions in its financial statements for litigation and claims based on the Company's assessment of the possible outcome of such claims, including the possibility of settlement.

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

Forward-Looking Statements

       This report contains statements that are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, among other things, global economic activity, and the impact of the September 11 attacks and the U.S. Government's responses thereto and the resolution of the conflict with Iraq, the success of the Company's overall business strategy including successful implementation of the Company's restructuring plan and the Company's development of a global sourcing structure, the demand for textile products, the cost and availability of raw materials and labor, governmental legislation and regulatory changes, and the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regime, the impact that the Company's Chapter 11 proceeding has had or may have on the Company's relationships with its principal customers and suppliers and the Company's ability to retain key employees and managers, the approval in the Company's amended plan of reorganization and the resulting change in ownership and management of Burlington, the Company's ongoing ability to finance its operations and restructuring activities, the cost of future capital sources, and the exposure to interest rate and currency fluctuations, the Company's ability to utilize tax loss carryforwards and retain tax refunds received or to be received, and other factors identified in Burlington's filings with the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits.

         31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (18 U.S.C. 1350).


b) Reports on Form 8-K.

         The Company filed a Form 8-K Report on July 30, 2003. The items reported were "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

         The Company filed a Form 8-K Report on August 5, 2003. The items reported were "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BURLINGTON INDUSTRIES, INC.



                                  By  /s/  CHARLES E. PETERS, JR.
                                     ------------------------------
Date:  August 6, 2003                      Charles E. Peters, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


                                  By  /s/  CARL J. HAWK
                                     ------------------------------
Date:  August 6, 2003                      Carl J. Hawk
                                           Controller